Form 10-Q
period 2013-03-31
STEMLINE THERAPEUTICS INC
filed 2013-05-14
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35619

STEMLINE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0522567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Lexington Avenue

Sixth Floor

New York, New York 10022

(Address including zip code of principal executive offices)

(646) 502-2310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 7,675,373 shares of the registrant’s common stock, $0.0001 par value, outstanding as of  May 1, 2013.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

This Quarterly Report on Form 10-Q contains trademarks and trade names of Stemline Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drugs targeting cancer stem cells, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, they may not be predictive of results or developments in future periods.

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

Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q. You should also read carefully the factors described in the “Risk Factors” section of this Form 10-Q to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

This Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third party research, surveys and studies are reliable, we have not independently verified such data.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,736,084	$2,025,338
Prepaid expenses and other current assets	679,626	299,089
Total current assets	31,415,710	2,324,427
Deferred financing fees	—	2,705,184
Total assets	$31,415,710	$5,029,611
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,595,266	$5,500,735
Total current liabilities	2,595,266	5,500,735
Convertible notes	590,423	2,006,881
Put option liability	—	30,415
Total liabilities	3,185,689	7,538,031
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock $0.0001 par value, 22,500,000 shares authorized at December 31, 2012 and at March 31, 2013, 3,476,501 shares issued and outstanding at December 31, 2012 and 7,458,561 shares issued and outstanding at March 31, 2013	746	347
Additional paid-in capital	40,904,176	4,660,488
Accumulated deficit during the development stage	(12,674,901)	(7,169,255)
Total stockholders’ equity/(deficit)	28,230,021	(2,508,420)
Total liabilities and stockholders’ equity/(deficit)	$31,415,710	$5,029,611

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period From August 8, 2003 (Inception) to
	2013	2012	March 31, 2013
Operating expenses:
Research and development	$3,161,726	$764,836	$14,607,394
General and administrative	2,167,467	389,107	11,652,263
Total operating expenses	5,329,193	1,153,943	26,259,657
Loss from operations	(5,329,193)	(1,153,943)	(26,259,657)
Other income	30,649	570	966,167
Other expense	(124,713)	(35)	(134,418)
Interest expense	(82,389)	(21,294)	(379,339)
Interest income	—	4,318	960,583
Net loss from operations	(5,505,646)	(1,170,384)	(24,846,664)
Less accretion of preferred stock dividends	—	—	(2,591,165)
Add discount on redemption of preferred stock	—	—	12,171,765
Net loss attributable to common stockholders	$(5,505,646)	$(1,170,384)	$(15,266,064)
Net loss attributable to common stockholders per common share:
Basic	$(0.90)	$(0.34)
Diluted	$(0.90)	$(0.34)
Weighted-average shares outstanding:
Basic	6,147,589	3,441,995
Diluted	6,147,589	3,441,995

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

			Period From
			August 8, 2003
	Three Months Ended March 31,		(Inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities
Net loss	$(5,505,646)	$(1,170,384)	$(24,846,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,285,187	33,284	4,484,854
Non-cash interest expense	82,389	21,294	379,339
Mark to market of put option liability	(30,415)	(570)	(111,420)
Beneficial conversion of convertible notes	124,570	—	124,570
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(380,537)	216,524	(679,626)
Deferred financing fees	2,705,184	(1,556,257)	—
Accounts payable and accrued expenses	(2,905,469)	1,770,059	2,595,266
Net cash used in operating activities	(3,624,737)	(686,050)	(18,053,681)
Cash flows from investing activities
Purchase of marketable securities	—	—	(20,545,087)
Redemption of marketable securities	—	—	20,545,087
Net cash from investing activities	—	—	—
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	—	12,500,000
Redemption of preferred stock	—	—	(750,000)
Proceeds from issuance of common stock, net	32,335,483	—	36,177,765
Proceeds from issuance of convertible notes	—	322,000	862,000
Net cash provided by financing activities	32,335,483	322,000	48,789,765
Net decrease in cash and cash equivalents	28,710,746	(364,050)	30,736,084
Cash and cash equivalents at beginning of period	2,025,338	5,829,886	—
Cash and cash equivalents at end of period	$30,736,084	$5,465,836	$30,736,084
Supplemental disclosure of non-cash transactions
Discount on redemption of preferred stock	—	—	$12,921,765
Issuance of common stock on redemption of preferred stock	—	—	$1,200,000
Accretion of preferred stock dividend	—	—	$2,591,165

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2013

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells, (“CSCs”), and tumor bulk. The Company’s activities to date have primarily consisted of advancing its two clinical stage programs, expanding and strengthening its intellectual property portfolio, developing its proprietary drug discovery platform, identifying and acquiring additional product and technology rights and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company was incorporated in Delaware on August 8, 2003 (Inception) and has its principal office in New York, New York.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any future periods.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).   The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements for at least the next 21 months.

Initial Public Offering

On January 31, 2013 the Company completed its initial public offering (“IPO”), selling 3,317,644 shares at an offering price of $10.00 per share. On January 29, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 497,647 shares at an offering price of $10.00 per share. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $38.2 million and net proceeds received after underwriting fees and offering expenses were approximately $32.3 million. Additionally, upon the closing of the IPO, certain transactions were triggered based on a successful completion of an IPO.  Convertible debt of $1.4 million principal, plus accrued interest thereon, was converted into 166,769 shares of common stock. The Company recorded approximately $1.5 million of compensation expense related to certain bonuses and salary increases payable upon continued employment and the occurrence of a specified financing, including the consummation of an initial public offering. Finally, the Company recorded one-time compensation expense of approximately $1.4 million for certain options and restricted stock that fully vested upon the closing of the IPO.

Recently Adopted Accounting Policy

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in more detail in the notes to the financial statements as set forth in the 2012 Form 10-K. However, the Company believes that the following accounting policies are the most critical to aid in fully understanding and evaluating its financial condition and results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents. The Company invests its excess cash principally in a 100% U.S. Treasury Money Market Fund and the remaining balances in a major U.S. bank, and its deposits, at times, exceed federally insured limits. The Company has not experienced any losses from credit risks.

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

The Company has elected to recognize compensation cost using the straight-line attribution method for all service-based stock options.  For performance-based stock options share based compensation expense is recorded using the accelerated attribution method.

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

Prior to becoming a public company, the board of directors has determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of its common stock.

Due to the lack of trading history, the Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the estimated useful life of the options granted by the Company. The Company’s computation of expected life was determined using the “simplified” method which is the midpoint between the vesting date and the end of the contractual term. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the “simplified” method of estimating the expected exercise term of employee stock option grants. The Company has paid no dividends to stockholders. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three Months Ended March 31,
	2013	2012
Research and development	$1,364,408	$24,234
General and administrative	920,779	9,050
Total	$2,285,187	$33,284

The Company had 34,507 shares of restricted common stock granted to employees at December 31, 2012 and March 31, 2013. Of these shares, there were 34,507 and 19,910 unvested shares of restricted common stock at December 31, 2012 and March 31, 2013, respectively.

3. Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share is determined by dividing net (loss) income applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, the convertible long term debt, unvested restricted shares and common stock options have been excluded from the calculation of diluted loss (income) per common shareholder because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Basic and diluted net (loss) per common share calculation:
Net loss	$(5,505,646)	$(1,170,384)
Basic and diluted weighted-average common shares	6,147,589	3,441,995
Basicand diluted net (loss) per share	$(0.90)	$(0.34)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the periods presented, as they would be anti-dilutive:

	Three Months Ended March 31
	2013	2012
Restricted stock	19,910	23,980
Warrants	99,529	—
Convertible Notes	233,967	166,769
Options outstanding	1,881,339	1,819,839
Total	2,234,745	2,010,588

4. Fair Value Measurements

FASB Accounting Standards Codification (ASC) 820-10 “Fair Value Measurements and Disclosures” (ASC 820-10) provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the put option liability associated with the issuance of the Company’s 2.45% Convertible Notes. The fair value of the put option liability was determined utilizing a probability weighted discounted financial model based on management’s assessment of the likelihood of achievement of certain outcomes.

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Assets:
Cash and cash equivalents	$30,736,084	$—	$—	$30,736,084
Total assets at fair value	$30,736,084	$—	$—	$30,736,084
Liabilities:
Put Option	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash and cash equivalents	$2,025,338	$—	$—	$2,025,338
Total assets at fair value	$2,025,338	$—	$—	$2,025,338
Liabilities:
Put Option	$—	$—	$(30,415)	$(30,415)
Total liabilities at fair value	$—	$—	$(30,415)	$(30,415)

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

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Put option liability	$30,415	Probability-adjusted discounted cash flow	Probabilities of success	25% — 45% (35)%
			Periods in which outcomes are expected to be achieved	2013
			Discount rate	12%

The changes in fair value of the Company’s Level 3 put option liability during the three months ended March 31, 2013 were as follows:

Level 3
Balance at December 31, 2012	$30,415
Fair value adjustment to put option liability included in other income	(30,415)
Balance as of March 31, 2013	$—

For the three months ended March 31, 2013, the changes in the fair value of the put option liability resulted from the expiration of the put option in conjunction with the conversion of half of the principal of the 2.45% convertible note, along with accrued interest, into common stock as a result of the IPO.  The balance of the note will be due upon its maturity in February 2014. No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2013. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2013.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
Accrued research and development costs	$371,503	$972,218
Accrued compensation	626,099	100,000
Accrued professional fees	1,392,168	4,024,234
Other liabilities	205,496	404,283
Total	$2,595,266	$5,500,735

6. Convertible Notes

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

On July 26, 2012, the Company and NB Athyrium LLC, the holder of the 2.45% Convertible Notes, entered into an amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to accelerate repayment of $625,000 in principal amount, plus accrued interest thereon, of such note in cash, at the time of the initial public offering, and convert the remaining $625,000 in principal amount, plus accrued interest thereon, into shares of our common stock at the initial public offering price.  On November 14, 2012, the Company and NB Athyrium LLC, entered into an additional amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to cancel the acceleration and defer the repayment of $625,000 in principal amount, plus accrued interest thereon, of such note in cash until February 28, 2014

As a result of the successful completion of the IPO in January 2013, $625,000 in principal amount, plus accrued interest thereon, of the 2.45% Convertible Note converted into shares of our common stock at the initial public offering price of $10.00 per share.  The remaining carrying value of the 2.45% Convertible Note consists of $0.6 million of principal and accrued interest less $0.1 million of unamortized debt discount as of March 31, 2013 and is due February 28,2014.

In January 2012, the Company issued $0.9 million of convertible notes (the “1.27% Convertible Notes”) at face value for cash. As a result of the successful completion of the IPO in January 2013, the 1.27% Convertible Notes and related accrued interest were converted into common stock at a conversion price equal to 87.5% of the initial public offering of $10.00 per share. A beneficial conversion charge of $125,000, the difference between the conversion price and the fair value of the new shares multiplied by the number of shares, was recorded to earnings with a corresponding credit to additional paid-in capital.

During the three months ended March 31, 2013 and 2012, the Company recorded interest expense of approximately $76,355 and $25,376, respectively, related to the amortization of the debt discount.

The following table summarizes the convertible notes as of March 31, 2013

	March 31, 2013
	Principal	Bond discount	Total
2.45% Convertible Notes	$625,000	$(34,577)	$590,423

7.  Stock Option Plan

The Company’s 2012 Stock Equity Incentive Plan (the “2012 Plan”), which was adopted by the board of directors and approved by the stockholders in July 2012, became effective immediately prior to the closing of the Company’s initial public offering. In addition, the 2004 Plan was terminated effective immediately prior to the closing of the Company’s initial public offering. The 1,819,839 options to purchase common stock and 34,507 restricted stock awards executed prior to the effective date of such termination remain in full force and effect pursuant to their terms and the terms of the 2004 Plan. The 2012 Plan initially authorized the Company to grant up to 1,663,727 shares of common stock to eligible employees, directors, consultants and advisors to the Company in the form of options to purchase common stock in the Company at a price not less than the estimated fair value at the date of grant. Under the provisions of the 2004 Plan, no option will have a term in excess of 10 years.

Subsequent to the closing of the IPO, certain options and restricted stock began to vest to directors, consultants and key employees. The Company recorded approximately $1.4 million of stock-based compensation expense associated with 573,424 options with a weighted average exercise price of $2.38 and 8,625 shares of restricted stock that fully vested upon consummation of an IPO. In addition, 281,895 options commenced vesting based upon the consummation of the IPO and the Company will record $1.8 million on the vesting of these options over their expected lives. The Company recorded compensation expense of approximately $164,000 during the three month period ending March 31, 2013 for the options that had commenced vesting upon the IPO.

The following is a summary of stock option activity under the 2012 and 2004 Plans through March 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	61,500	11.27
Options exercised	—	—
Options forfeited	—	—
Outstanding at March 31, 2013	1,881,339	$3.04	6.41	$15,742,125
Options exercisable at March 31, 2013	1,335,549	$2.96	5.44	$11,288,158

In March 2013, the Company granted various consultants and advisors options to purchase an aggregate of 61,500 shares of common stock. The options were granted at an exercise price of $11.27 per share, the fair market value of the Company’s common stock on the date of grant as determined by the closing price on the date of grant. The options were immediately vested and the Company recorded a charge to operating expenses of approximately $0.4 million.

8. Common Stock

As of March 31, 2013, the Company was authorized to issue 22,500,000 shares of common stock.

Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Certain of the Company’s stockholders have the right to appoint two directors, provided certain minimum ownership levels are maintained. These appointment rights terminated upon the closing of an IPO. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of the shares of the stock options. As of March 31, 2013, the Company reserved 3,518,073 shares of common stock for future issuance related to the exercise of the Company’s outstanding stock options and restricted stock.

Representative’s Warrants

On October 1, 2012, the Company agreed to issue to the representative of the underwriters in this offering warrants to purchase up to 99,529 shares of the Company’s common stock in the event of a successful public offering.  The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00.  Based on a successful public offering in January these warrants were issued and accounted for at their cost of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of IPO was $413,146.  The Company has accounted for the fair value of the warrants as a cost of issuance of common stock from the IPO resulting in a charge directly to stockholder’s equity.

9. Commitments and Contingencies

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $29.0 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through March 31, 2013, the Company has paid or accrued $1.7 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and royalties payable on commercial sales if any occur.

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

In March 2012, the Company also entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the INDs for the clinical trials of SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products, and UP has granted the Company a right of reference to such INDs for its planned SL-701 clinical trial of pediatric patients with glioma. The Company paid UP an initial license fee and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue received from any sublicensees. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

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

Compensation Arrangements

Subsequent to the closing of the IPO, certain bonuses and salary increases in the amount of $976,323 were paid upon approval of the board of directors and the satisfaction of certain contingencies, with an additional $587,677 subject to the same contingencies and payable one year after the IPO.

Contractual Agreement

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. Services under this contract are expected to be performed during 2013 and 2014.

10. Related Party Transactions

License Agreement and Assignment Agreement with the Company’s Chief Executive Officer

The Company is party to a license agreement with Dr. Bergstein, the Company’s Chairman, President and Chief Executive Officer and owner of certain proprietary patent rights and related technology  dated December 1, 2003, pursuant to which Dr. Bergstein licensed to the Company his interest in the oncology-related patent rights, and all technology and know-how related to such patent rights, as well as improvements thereto. These patent rights do not relate to the Company’s product candidates SL-401 and SL-701. The Company is required to pay Dr. Bergstein $2.0 million in cash or common stock the first time the Company obtains regulatory approval of each licensed product in the United States for certain major cancer indications, as well as a royalty in the low single digits as a percentage of net sales. As part of this license agreement, the Company granted Dr. Bergstein certain piggyback registration rights with respect to any common stock the Company issues him in connection with a milestone payment.

On June 15, 2012, the Company entered into an assignment agreement with Dr. Bergstein, Pursuant to the assignment agreement, as amended on November 7, 2012, effective immediately prior to the registration statement for the Company’s initial public offering being declared effective by the Securities and Exchange Commission, Dr. Bergstein agrees to assign, sell, transfer and convey to the Company all of his right, title and interest in and to these patent rights and related technology in exchange for $2.0 million in cash or a combination of cash and shares of Company common stock, payable only if, within five years of the date of transfer, the Company either (i) has a change in control, as defined in the assignment agreement, or (ii) achieves a market capitalization of at least $200 million for a prescribed period. Under the terms of the assignment agreement, as amended, 50% of such payment shall be paid in cash and the remaining 50% may be paid in shares of Company common stock, or a combination of cash and common stock, as determined by the Company. If the Company elects to settle payment in shares, the Company will value the shares at the date of issuance. None of the assigned patent rights and related technology has alternative future uses, nor have they reached a stage of technological feasibility. The Company plans to account for this transaction as an asset acquisition when the company achieves a market capitalization of at least $200 million for a prescribed period because it did not acquire any processes or activities in addition to the assigned rights and technology. The Company will record the entire purchase price to acquired in-process research and development expense. The assignment agreement does not contain any vesting or rescission/refund provisions.

11. Subsequent Events

The Company evaluated events that occurred subsequent to March 31, 2013 through the date the financial statements were available to be issued.

2.45% Convertible Note

In April 2013, the Company and NB Athyrium LLC, the holder of the 2.45% Convertible Notes, entered into an amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to convert the remaining $625,000 in principal amount, plus accrued interest thereon, into 67,198  shares of our common stock at the initial public offering price of $10.00 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this report to “Stemline,” “Company,” “we,” “us” and “our” refer to Stemline Therapeutics, Inc.

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2012 Form 10-K to which the reader is directed for additional information.

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

We are a development stage company. We have devoted substantially all of our resources to developing our product candidates and our platform technology, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. We have not generated any revenues and, to date, have funded our operations primarily through private sales of common stock and convertible preferred stock and issuances of convertible debt to our investors. From inception through March 31, 2013, we have received net proceeds of $36.2 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.

We have never been profitable and, from inception through March 31, 2013, our net losses from operations have been $24.8 million. Our net loss from operations was $5.5 million for the three months ended March 31, 2013 and $1.2 million for the three months ended March 31, 2012. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Research and Development Expenses

The following table shows our research and development expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Clinical (SL-401 and SL-701)	$3,135,410	$736,587
Preclinical	26,316	28,249
Total	$3,161,726	$764,836

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.  Given the current interest rate environment and that our primary investment is in a 100% U.S. Treasury money market fund, we expect interest income to be minimal in future quarters.

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

Our significant accounting policies are described in more detail in the notes to our financial statements are set forth in our 2012 Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Stock-Based Compensation

We measure the fair value of stock options and other stock-based compensation issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured for only what vested at each reporting date. For service type awards, compensation expense is typically recognized over the requisite service period, which is the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the compensation expense is recognized beginning in the period when management has determined it is probable the performance condition will be achieved.  For equity awards that have previously been revalued, any incremental increase in the fair value has been recorded as compensation expense on the date of the modification (for vested awards) or over the remaining service (vesting) period (for unvested awards). The incremental compensation cost is the excess of the fair-value-based measure of the modified award on the date of modification over the fair-value- based measure of the original award immediately before the modification. Stock-based compensation expense includes stock options and restricted stock granted to employees and non-employees and has been reported in our statements of operations as follows:

	Three Months ended March 31,
	2013	2012

Research and development	$1,364,408	$24,234
General and administrative	920,779	9,050
Total	$2,285,187	$33,284

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a recently public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2012 are set forth in our 2012 Form 10-K.

The following is a summary of stock option activity under the 2012 Plan through March 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	61,500	11.27
Options exercised	—	—
Options forfeited	—	—
Outstanding at March 31, 2013	1,881,339	$3.04	6.41	$15,742,125
Options exercisable at March 31, 2013	1,335,549	$2.96	5.44	$11,288,158

In March 2013, we granted various consultants and advisors options to purchase an aggregate of 61,500 shares of common stock. The options were granted at an exercise price of $11.27 per share, the fair market value of our common stock on the date of grant as determined by the closing price on the date of grant. The options were immediately vested and we recorded a charge to earnings of approximately $0.4 million.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Research and development expense.  Research and development expense was $3.2 million for the quarter ended March 31, 2013, compared with $0.8 million for the quarter ended March 31, 2012, an increase of $2.4 million. This increase was primarily attributable to increased costs pertaining $2.8 million of salary, one-time IPO bonuses and related costs including stock-based compensation.

General and administrative expense.  General and administrative expense was $2.2 million for the quarter ended March 31, 2013, compared with $0.4 million for the quarter ended March 31, 2012. This increase was primarily attributable to $1.6 million of salary, one-time IPO bonuses and related costs including stock-based compensation.

Other expense.  Other expense was $124,713 for the quarter ended March 31, 2013, compared with $35 for the quarter ended March 31, 2012 resulting in a $124,678 increase which was principally due to the charge to earnings for the beneficial conversion of the 1.27% convertible notes.

Interest expense.  Interest expense was $82,389 for the quarter ended March 31, 2013, compared with $21,294 for the quarter ended March 31, 2012 resulting in a $61,095 increase which was principally due to the amortization of the debt discount of the 2.45% convertible notes.

Interest income.  Interest income was $0 for the quarter ended March 31, 2013, compared with $4,318 for the quarter ended March 31, 2012. The $4,318 decrease in interest income for 2013 as compared to 2012 reflected lower  returns on cash balances in 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock and issuances of convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Through March 31, 2013, we received net proceeds of $36.2 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes.

As of March 31, 2013, our cash and cash equivalents totaled $30.7 million. We primarily invest our cash and cash equivalents in 100% US Treasury money market funds with the balance in commercial operating accounts. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least the next 21 months.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Net cash used in operating activities	$(3,624,737)	$(686,050)
Net cash provided by investing activities	—	—
Net cash (used in) provided by financing activities	32,335,483	322,000
Net increase (decrease) in cash and cash equivalents	$28,710,746	$(364,050)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash interest expense and charges associated with the mark to market of the put option liability and favorable changes in the components of working capital. The cash used for the three months ended March 31, 2012 and March 31, 2013 was impacted by an increase in research and development expenses as we increased our research and development headcount, from costs associated with the development of our lead compound SL-401 and costs associated with our IPO .

Financing activities.  The net cash provided by financing activities for the three months ended March 31, 2013 were the net proceeds from our initial public offering in January 2013 and the cash provided for the three months ended March 31, 2012 were due to the issuance of $0.3 million of convertible notes.

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

The net proceeds from our initial public offering, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 21 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Our contractual obligations and commitments are described in more detail in our 2012 Form 10-K. We believe that there have been no significant changes in the information presented in the table therein with the exception that in April 2013, the long-term debt obligations were converted into shares of our common stock.

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

Recently Adopted Accounting Standards

We have not recently adopted any new accounting standards. There are no recently issued accounting standards that have a material impact on us.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $30.7 million as of March 31, 2013 and $2.0 million as of December 31, 2012, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2013 and December 31, 2012, all of our liabilities were denominated in our functional currency.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

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

We have incurred net losses from operations from our inception through March 31, 2013 of $24.8 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities.  We believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds from our initial public offering, will be sufficient to fund our operations and our capital expenditures for at least the next 21 months. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Ivan Bergstein, M.D., our Chairman, Chief Executive Officer and President, and Eric K. Rowinsky, M.D., our Executive Vice President, Chief Medical Officer and Head of Research and Development, as well as other employees, consultants and scientific and medical collaborators. As of March 31, 2013, we had ten full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

Our executive officers, directors and stockholders beneficially own shares representing approximately 32% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 7,458,561 shares of common stock based on the number of shares outstanding as of March 31, 2013.  Of such shares 3,320,682 shares are currently restricted as a result of securities laws and lock-up agreements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are included with this report.

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K filed on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.*

*      To be filed by amendment.

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2013	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013

	By:	/s/ Stephen P. Hall
Stephen P. Hall
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)