Form 10-Q
period 2013-06-30
STEMLINE THERAPEUTICS INC
filed 2013-08-14
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Eleventh Floor

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

Yes ☐ No ☒

There were 12,539,031 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 01, 2013.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$92,685,912	$2,025,338
Prepaid expenses and other current assets	1,162,179	299,089
Total current assets	93,848,091	2,324,427
Deferred financing fees	—	2,705,184
Total assets	$93,848,091	$5,029,611
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,172,723	$5,500,735
Total current liabilities	4,172,723	5,500,735
Convertible notes	—	2,006,881
Put option liability	—	30,415
Total liabilities	4,172,723	7,538,031
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at June 30, 2013 and 22,500,000 shares authorized at December 31, 2012, 12,539,031 shares issued and outstanding at June 30, 2013 and 3,476,501 shares issued and outstanding at December 31, 2012	1,254	347
Additional paid-in capital	107,799,653	4,660,488
Accumulated deficit during the development stage	(18,125,539)	(7,169,255)
Total stockholders’ equity/(deficit)	89,675,368	(2,508,420)
Total liabilities and stockholders’ equity/(deficit)	$93,848,091	$5,029,611

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From August 8, 2003 (Inception) to
	2013	2012	2013	2012	June 30, 2013
Operating expenses:
Research and development	$4,084,521	$848,504	$7,246,247	$1,613,340	$18,691,915
General and administrative	1,071,426	983,045	3,238,893	1,372,152	12,723,689
Total operating expenses	5,155,947	1,831,549	10,485,140	2,985,492	31,415,604
Loss from operations	(5,155,947)	(1,831,549)	(10,485,140)	(2,985,492)	(31,415,604)
Other income	—	11,890	30,649	12,460	966,167
Other expense	—	—	—	(35)	(9,705)
Interest expense	(297,935)	(28,744)	(505,037)	(50,038)	(801,987)
Interest income	3,244	3,564	3,244	7,882	963,827
Net loss from operations	(5,450,638)	(1,844,839)	(10,956,284)	(3,015,223)	(30,297,302)
Less accretion of preferred stock dividends	—	—	—	—	(2,591,165)
Add discount on redemption of preferred stock	—	—	—	—	12,171,765
Net loss attributable to common stockholders	$(5,450,638)	$(1,844,839)	$(10,956,284)	$(3,015,223)	$(20,716,702)
Net loss attributable to common stockholders per common share:
Basic and Diluted	$(0.55)	$(0.54)	$(1.37)	$(0.88)
Weighted-average shares outstanding:
Basic and Diluted	9,837,062	3,441,995	8,014,529	3,441,995

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

			Period From
			August 8, 2003
	Six Months Ended June 30,		(Inception) to
	2013	2012	June 30, 2013
Cash flows from operating activities
Net loss	$(10,956,284)	$(3,015,223)	$(30,297,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,861,999	132,027	5,061,666
Non-cash interest expense	82,389	50,038	379,339
Mark to market of put option liability	(30,415)	(12,460)	(111,420)
Beneficial conversion of convertible notes	422,648	—	422,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(863,090)	212,285	(1,162,179)
Accounts payable and accrued expenses	1,377,172	917,115	4,172,723
Net cash used in operating activities	(7,105,581)	(1,716,218)	(21,534,525)
Cash flows from investing activities
Purchase of marketable securities	—	—	(20,545,087)
Redemption of marketable securities	—	—	20,545,087
Net cash from investing activities	—	—	—
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	—	12,500,000
Redemption of preferred stock	—	—	(750,000)
Proceeds from issuance of common stock, net	97,708,506	—	101,550,788
Proceeds from exercise of stock options	57,649	—	57,649
Proceeds from issuance of convertible notes	—	322,000	862,000
Net cash provided by financing activities	97,766,155	322,000	114,220,437
Net increase (decrease) in cash and cash equivalents	90,660,574	(1,394,218)	92,685,912
Cash and cash equivalents at beginning of period	2,025,338	5,829,886	—
Cash and cash equivalents at end of period	$92,685,912	$4,435,668	$92,685,912
Supplemental disclosure of non-cash transactions
Discount on redemption of preferred stock	—	—	$12,921,765
Issuance of common stock on redemption of preferred stock	—	—	$1,200,000
Accretion of preferred stock dividend	—	—	$2,591,165

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2013

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any future periods.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).   The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements for at least several years.

Initial Public Offering

On January 31, 2013 the Company completed its initial public offering (the”IPO”), selling 3,317,644 shares at an offering price of $10.00 per share. On January 29, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 497,647 shares at an offering price of $10.00 per share. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $38.2 million and net proceeds received after underwriting fees and offering expenses were approximately $32.3 million. Additionally, upon the closing of the IPO, certain transactions were triggered based on a successful completion of an IPO.  Convertible debt of $1.4 million principal, plus accrued interest thereon, was converted into 166,769 shares of common stock. The Company recorded approximately $1.5 million of compensation expense related to certain bonuses and salary increases payable upon continued employment and the occurrence of a specified financing, including the consummation of an initial public offering. Finally, the Company recorded one-time compensation expense of approximately $1.4 million for certain options and restricted stock that fully vested upon the closing of the IPO.

Secondary Public Offering

On May 16, 2013 the Company completed a follow-on public offering (the “Secondary Offering”), selling 4,137,931 shares at an offering price of $14.50 per share. On May 22, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 620,689 shares at an offering price of $14.50 per share. Aggregate gross proceeds from the Secondary, including the exercise of the over-allotment option, were $69.0 million and net proceeds received after underwriting fees and offering expenses were approximately $64.5 million.

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

The Company elected to recognize compensation cost using the straight-line attribution method for all service-based stock options.  For performance-based stock options share based compensation expense is recorded using the accelerated attribution method.

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

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Research and development	$422,719	$67,017	$1,787,127	$91,251
General and administrative	154,099	31,726	1,074,872	40,776
Total	$576,818	$98,743	$2,861,999	$132,027

The Company had 34,507 shares of restricted common stock granted to employees at December 31, 2012 and 266,121shares of restricted common stock granted to employees at June 30, 2013. Of these shares, there were 34,507 and 248,869 unvested shares of restricted common stock at December 31, 2012 and June 30, 2013, respectively.

3. Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per common share is determined by dividing net (loss) income applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common stockholders, the convertible long term debt, unvested restricted shares and common stock options have been excluded from the calculation of diluted loss (income) per common stockholder because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted net (loss) per common share calculation:
Net loss	$(5,450,638)	$(1,844,839)	$(10,956,284)	$(3,015,223)
Basic and diluted weighted-average common shares	9,837,062	3,441,995	8,014,529	3,441,995
Basic and diluted net (loss) per share	$(0.55)	$(0.54)	$(1.37)	$(0.88)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the periods presented, as they would be anti-dilutive:

	Six Months Ended June 30
	2013	2012
Restricted stock	248,869	34,507
Warrants	99,529	—
Convertible Notes	—	233,967
Options outstanding	1,879,573	1,819,839
Total	2,227,971	2,088,313

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Assets:
Cash and cash equivalents	$92,685,912	$—	$—	$92,685,912
Total assets at fair value	$92,685,912	$—	$—	$92,685,912
Liabilities:
Put Option	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash and cash equivalents	$2,025,338	$—	$—	$2,025,338
Total assets at fair value	$2,025,338	$—	$—	$2,025,338
Liabilities:
Put Option	$—	$—	$(30,415)	$(30,415)
Total liabilities at fair value	$—	$—	$(30,415)	$(30,415)

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

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Put option liability	$30,415	Probability-adjusted discounted cash flow	Probabilities of success	25% — 45% (35)%
			Periods in which outcomes are expected to be achieved	2013
			Discount rate	12%

The changes in fair value of the Company’s Level 3 put option liability during the six months ended June 30, 2013 were as follows:

Level 3
Balance at December 31, 2012	$30,415
Fair value adjustment to put option liability included in other income	(30,415)
Balance as of June 30, 2013	$—

For the six months ended June 30, 2013, the changes in the fair value of the put option liability resulted from the expiration of the put option in conjunction with the conversion of half of the principal of the 2.45% convertible note, along with accrued interest, into common stock as a result of the IPO.  The balance of the note will be due upon its maturity in February 2014. No other changes in valuation techniques or inputs occurred during the six months ended June 30, 2013. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2013.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
Accrued research and development costs	$2,896,668	$972,218
Accrued compensation	424,533	100,000
Accrued professional fees	548,258	4,024,234
Other liabilities	303,264	404,283
Total	$4,172,723	$5,500,735

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

On July 26, 2012, the Company and NB Athyrium LLC, the holder of the 2.45% Convertible Notes, entered into an amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to accelerate repayment of $625,000 in principal amount, plus accrued interest thereon, of such note in cash, at the time of the initial public offering, and convert the remaining $625,000 in principal amount, plus accrued interest thereon, into shares of our common stock at the initial public offering price.  On November 14, 2012, the Company and NB Athyrium LLC, entered into an additional amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to cancel the acceleration and defer the repayment of $625,000 in principal amount, plus accrued interest thereon, of such note in cash until February 28, 2014

As a result of the successful completion of the IPO in January 2013, $625,000 in principal amount, plus accrued interest thereon, of the 2.45% Convertible Note converted into 66,913 shares of our common stock at the initial public offering price of $10.00 per share.  In April 2013, the Company and NB Athyrium LLC, the holder of the 2.45% Convertible Notes, entered into an amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to convert the remaining $625,000 in principal amount, plus accrued interest thereon, into 67,198  shares of our common stock at the initial public offering price of $10.00 per share.  As of June 30, 2013, all of the convertible notes obligations had been satisfied.

In January 2012, the Company issued $0.9 million of convertible notes (the “1.27% Convertible Notes”) at face value for cash. As a result of the successful completion of the IPO in January 2013, the 1.27% Convertible Notes and related accrued interest were converted into 99,856 shares of our common stock at a conversion price equal to 87.5% of the initial public offering of $10.00 per share. A beneficial conversion charge of $125,000, the difference between the conversion price and the fair value of the new shares multiplied by the number of shares, was recorded to earnings with a corresponding credit to additional paid-in capital.

During the three months ended June 30, 2013 and 2012, the Company recorded interest expense of approximately $0, and $17,720, respectively, related to the amortization of the debt discount.  During the six months ended June 30, 2013 and 2012, the Company recorded interest expense of approximately$76,355 and $36,071, respectively, related to the amortization of the debt discount.

7.  Stock Option Plan

The Company’s 2012 Stock Equity Incentive Plan (the “2012 Plan”), which was adopted by the board of directors and approved by the stockholders in July 2012, became effective immediately prior to the closing of the Company’s initial public offering. In addition, the 2004 Plan was terminated effective immediately prior to the closing of the Company’s initial public offering. The 1,819,839 options to purchase common stock and 34,507 restricted stock awards executed prior to the effective date of such termination remain in full force and effect pursuant to their terms and the terms of the 2004 Plan. The 2012 Plan initially authorized the Company to grant up to 1,663,727 shares of common stock to eligible employees, directors, consultants and advisors to the Company in the form of options to purchase common stock in the Company at a price not less than the estimated fair value at the date of grant. Under the provisions of the 2012 Plan, no option will have a term in excess of 10 years.

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

The following is a summary of stock option activity under the 2012 and 2004 Plans through June 30, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	141,500	18.96
Options exercised	(23,038)	2.50
Options forfeited	(58,728)	3.24
Outstanding at June 30, 2013	1,879,573	$3.97	6.24	$37,426,040
Options exercisable at June 30, 2013	1,322,795	$2.96	5.16	$27,616,536

The following is a summary of restricted stock activity under the 2012 and 2004 Plans through June 30, 2013:

	Restricted Stock	Aggregate Intrinsic Value
Outstanding at December 31, 2012	34,507
Shares granted	231,614
Shares forfeited	—
Outstanding at June 30, 2013	266,121	$6,344,325
Vested shares at June 30, 2013	17,252	$411,288

In March 2013, the Company granted various consultants and advisors options to purchase an aggregate of 61,500 shares of common stock. The options were granted at an exercise price of $11.27 per share, the fair market value of the Company’s common stock on the date of grant as determined by the closing price on the date of grant. The options were immediately vested.

In April 2013, the Company granted an employee an aggregate of 149,614 shares of restricted common stock. The restricted stock was granted with a fair market value of the Company’s common stock on the date of grant of $13.11 per share as determined by the closing price on the date of grant. Of the 149,614 shares of restricted stock, 112,212 shares vest ratably over 5 years and 37,402 shares vest based on meeting certain market capitalization thresholds.

In June 2013, the Company granted employees and directors an aggregate of 82,000 shares of restricted common stock and options to purchase an aggregate of 80,000 shares of common stock. The restricted stock was granted with a fair market value of the Company’s common stock on the date of grant of $24.88 per share as determined by the closing price on the date of grant. The restricted stock vests over 4 years and the Company will record a charge to operating expenses of approximately $2.0 million over the vesting period. The options were granted at an exercise price of $24.88 per share, the fair market value of the Company’s common stock on the date of grant as determined by the closing price on the date of grant.

Total unrecognized compensation expense is $7.4 million, which will be recognized over a weighted average period of 1.5 years.

8. Common Stock

As of June 30, 2013, the Company was authorized to issue 33,750,000 shares of common stock.

At the 2013 annual meeting of stockholders held on June 19, 2013, the stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock.

Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of the shares of the stock options. As of June 30, 2013, the Company reserved 1,352,379 shares of common stock for future issuance related to the exercise of the Company’s outstanding stock options and restricted stock.

Representative’s Warrants

On October 1, 2012, the Company agreed to issue to the representative of the underwriters in the IPO warrants to purchase up to 99,529 shares of the Company’s common stock in the event of a successful public offering.  The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00.  Based on a successful public offering in January these warrants were issued and accounted for at their cost of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of IPO was $413,146.  The Company has accounted for the fair value of the warrants as a cost of issuance of common stock from the IPO resulting in a charge directly to stockholder’s equity.

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $29.0 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through June 30, 2013, the Company has paid or accrued $1.7 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

Compensation Arrangements

Subsequent to the closing of the IPO, certain bonuses and salary increases in the amount of $1.0 million were paid upon approval of the board of directors and the satisfaction of certain contingencies, with an additional $0.4 million subject to the same contingencies and payable one year after the IPO.

Contractual Agreement

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. Services under this contract are expected to be performed during 2013 and 2014.

10. Related Party Transactions

Assignment Agreement with the Company’s Chief Executive Officer

On June 15, 2012, the Company entered into an assignment agreement with Dr. Bergstein. Pursuant to the assignment agreement, as amended on November 7, 2012, effective as of January 28, 2013.  Dr. Bergstein  assigned to the Company all of his right, title and interest in certain proprietary patent rights and related technology in exchange for $2.0 million in cash payable if the Company achieved a market capitalization of at least $200 million for a prescribed period, which it did in June 2013.  The Company accounted for this transaction as an asset acquisition because it did not acquire any processes or activities in addition to the assigned rights and technology. None of the assigned patent rights and related technology has alternative future uses, nor have they reached a stage of technological feasibility.  The Company recorded the entire $2.0 million purchase price to research and development expense. The assignment agreement does not contain any vesting or rescission/refund provisions.

11. Subsequent Events

The Company evaluated events that occurred subsequent to June 30, 2013 through the date the financial statements were available to be issued.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625.  The term of this lease agreement is 36 months.

Lock-up Agreements

On July 29, 2013, 1,267,428 shares previously restricted under lock-up agreements were released from their respective restrictions. As a result, we have 1,868,978 shares outstanding which remain restricted as a result of securities laws and lock-up agreements.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical stage product candidates, SL-401 and SL-701. SL-401 is a targeted therapy directed to CSCs and tumor bulk, and is currently being developed for orphan indications: blastic plasmacytoid dendritic cell neoplasm, or BPDCN, a rare hematologic cancer, third-line acute myeloid leukemia, or AML, as well as additional hematologic cancers. SL-701 is a subcutaneously-delivered therapeutic cancer vaccine comprised of synthetic peptides, and is currently being developed for advanced pediatric and adult brain cancer. In completed Phase 1/2 clinical trials, both SL-401 and SL-701 have demonstrated single agent activity, including durable complete responses, or CRs, and improved overall survival, or OS, in heavily pretreated patients compared with that achieved in the past with traditional therapies. We plan to complete a pivotal Phase 2b single-arm trial of SL-401 in patients with BPDCN, with overall response rate as the primary endpoint. We also plan to complete a pivotal randomized Phase 2b clinical trial of SL-401 in patients with third-line AML with OS as the primary endpoint. In addition, we plan to advance SL-401 into Phase 2 trials of additional hematologic cancers including multiple myeloma, myelodysplastic syndrome, or MDS, and several rare hematologic malignancies. We plan to advance SL-701 into a Phase 2 clinical trial of pediatric patients with brainstem and non-brainstem glioma. In addition, we plan to advance SL-701 into a Phase 2 clinical trial of adult patients with second-line glioblastoma multiforme, or GBM. We have an extensive intellectual property portfolio, a preclinical pipeline, and an innovative discovery platform which we believe establishes us as a leader in the CSC field.

We are a development stage company. We have devoted substantially all of our resources to developing our product candidates and our platform technology, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. We have not generated any revenues and, to date, have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock and issuances of convertible debt to our investors. From inception through June 30, 2013, we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.

We have never been profitable and, from inception through June 30, 2013, our net losses from operations have been $30.3 million. Our net loss from operations was $11.0 million for the six months ended June 30, 2013 and $3.0 million for the six months ended June 30, 2012. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Research and Development Expenses

The following table shows our research and development expenses for the six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Clinical (SL-401 and SL-701)	$4,068,271	$838,054	$7,203,681	$1,574,641
Preclinical	16,250	10,450	42,566	38,699
Total	$4,084,521	$848,504	$7,246,247	$1,613,340

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, and consultant costs;

•                  external research and development expenses incurred under arrangements with third parties, such as contract research organizations, (“CRO”), contract manufacturing organizations (“CMO”), academic institutions, and consultants;

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

We anticipate that our research and development expenses will increase significantly in future periods as we seek to complete development of our most advanced product candidates, SL-401 and SL-701, and continue to develop our other product candidates and our platform technology. We anticipate the majority of our research and development expense will be devoted to the development of SL-401 and SL-701.

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

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations.  Further, in conjunction with the conversion of our convertible notes there was a beneficial conversion charge which was recorded as interest expense.

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

	Three months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Research and development	$422,719	$67,017	$1,787,127	$91,251
General and administrative	154,099	31,726	1,074,872	40,776
Total	$576,818	$98,743	$2,861,999	$132,027

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

The following is a summary of stock option activity under the 2012 Plan through June 30, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	141,500	18.96
Options exercised	(23,038)	2.50
Options forfeited	(58,728)	3.24
Outstanding at June 30, 2013	1,879,573	$3.97	6.24	$37,426,040
Options exercisable at June 30, 2013	1,322,795	$2.96	5.16	$27,616,536

In March 2013, we granted various consultants and advisors options to purchase an aggregate of 61,500 shares of common stock. The options were granted at an exercise price of $11.27 per share, the fair market value of our common stock on the date of grant as determined by the closing price on the date of grant. The options were immediately vested.

In April 2013, the Company granted an employee an aggregate of 149,614 shares of restricted common stock. The restricted stock was granted with a fair market value of the Company’s common stock on the date of grant of $13.11 per share as determined by the closing price on the date of grant. Of the 149,614 shares of restricted stock, 112,212 shares vest ratably over 5 years and 37,402 shares vest based on meeting certain market capitalization thresholds.

In June 2013, the Company granted employees and directors an aggregate of 82,000 shares of restricted common stock and options to purchase an aggregate of 80,000 shares of common stock. The restricted stock was granted with a fair market value of the Company’s common stock on the date of grant of $24.88 per share as determined by the closing price on the date of grant. The restricted stock vests over 4 years and the Company will record a charge to operating expenses of approximately $2.0 million over the vesting period. The options were granted at an exercise price of $24.88 per share, the fair market value of the Company’s common stock on the date of grant as determined by the closing price on the date of grant. The options vest over 3 years.

Total unrecognized compensation expense is $7.4 million, which will be recognized over a weighted average period of 1.5 years.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Research and development expense.  Research and development expense was $4.1 million for the three months ended June 30, 2013, compared with $0.8 million for the three months ended June 30, 2012, an increase of $3.3 million. This increase was primarily attributable to costs associated with increasing drug development activity and includes $0.8 million of salary and related costs including stock-based compensation and $2.0 million for in-process research and development associated with an assignment agreement with our chief executive officer.

General and administrative expense.  General and administrative expense was $1.1 million for the three months ended June 30, 2013, compared with $1.0 million for the three months ended June 30, 2012. This increase was primarily attributable to increasing costs to provide support for our growing corporate and clinical activities of $0.4 million of salary and related costs including stock-based compensation.

Interest expense.  Interest expense was $297,935 for the three months ended June 30, 2013, compared with $28,744 for the three months ended June 30, 2012 resulting in a $269,191 increase which was principally due to the amortization of the debt discount of the 2.45% convertible notes and due to the charge to earnings for the beneficial conversion of the 2.45% convertible notes.

Interest income.  Interest income was $3,244 for the three months ended June 30, 2013, compared with $3,564 for the three months ended June 30, 2012. The $320 decrease in interest income for 2013 as compared to 2012 reflected lower returns on cash balances in 2013.

Comparison of Six Months Ended June 30, 2013 and 2012

Research and development expense.  Research and development expense was $7.2 million for the six months ended June 30, 2013, compared with $1.6 million for the six months ended June 30, 2012, an increase of $5.6 million. This increase was primarily attributable to salary costs associated with increasing drug development activity and one-time IPO bonuses and related costs including stock-based compensation, $3.4 million in aggregate, and $2.0 million for in-process research and development associated with an assignment agreement with our chief executive officer.

General and administrative expense.  General and administrative expense was $3.2 million for the six months ended June 30, 2013, compared with $1.4 million for the six months ended June 30, 2012. This increase was primarily attributable to increasing salary costs to provide support for our growing corporate and clinical activities, one-time IPO bonuses and related costs including stock-based compensation.

Interest expense.  Interest expense was $505,037 for the six months ended June 30, 2013, compared with $50,038 for the six months ended June 30, 2012 resulting in a $454,999 increase which was principally due to the amortization of the debt discount of the 2.45% convertible notes and due to the charge to earnings for the beneficial conversion of the 2.45% convertible notes.

Interest income.  Interest income was $3,244 for the six months ended June 30, 2013, compared with $7,882 for the six months ended June 30, 2012. The $4,638 decrease in interest income for 2013 as compared to 2012 reflected lower returns on cash balances in 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenues and, to date, have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock and issuances of convertible debt to our investors. From inception through June 30, 2013, we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.  We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

As of June 30, 2013, our cash and cash equivalents totaled $92.7 million. We primarily invest our cash and cash equivalents in 100% US Treasury money market funds with the balance in commercial operating accounts. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least several years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Net cash used in operating activities	$(7,105,581)	$(1,716,218)
Net cash provided by investing activities	—	—
Net cash (used in) provided by financing activities	97,766,155	322,000
Net increase (decrease) in cash and cash equivalents	$90,660,574	$(1,394,218)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash interest expense and charges associated with the mark to market of the put option liability and favorable changes in the components of working capital. The cash used for the six months ended June 30, 2012 and June 30, 2013 was impacted by an increase in research and development expenses as we increased our research and development headcount, from costs associated with the development of our lead compounds SL-401 and SL-701 and costs associated with our IPO.

Financing activities.  The net cash provided by financing activities for the six months ended June 30, 2013 were the net proceeds from our initial public offering in January 2013 and secondary public offering in May 2013 and the cash provided for the six months ended June 30, 2012 were due to the issuance of $0.3 million of convertible notes.

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

•                  maintain, leverage and expand our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least several years. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Our contractual obligations and commitments are described in more detail in our 2012 Form 10-K. We believe that there have been no significant changes in the information presented in the table therein with the exception that in February 2013, the Company entered into a bioprocessing services agreement related to production associated with our drug development activities for approximately $2.9 million if all services are performed under the vendor’s contract, in April 2013, the long-term debt obligations were converted into shares of our common stock and in July 2013, the Company entered into a leasing agreement with respect to its corporate office for a monthly rent of $50,625 with a lease term of 36 months.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support, or engages in leasing, hedging, or research and development services on our behalf.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $92.7 million as of June 30, 2013 and $2.0 million as of December 31, 2012, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2013 and December 31, 2012, all of our liabilities were denominated in our functional currency.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures  (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Clinical trials can be delayed or halted for many reasons, including:

•                  delays or failure reaching agreement on acceptable terms with prospective CMOs, CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CMOs, CROs and trial sites;

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

•                  our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our preclinical studies and clinical trials;

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

In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in most cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival or overall response rate, the FDA may refuse to approve a BLA or NDA based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.

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

•                  We plan to manufacture and formulate SL-701 as a mixture of IL-13Rα2, EphA2 and a helper peptide.  In the 701 Ped-G and 701 Adult-RHGG Studies, SL-701 (which is comprised of IL-13Rα2 and EphA2) was mixed with additional peptides, including YKL-40 and GP-100 peptides in the adult study, and survivin peptide in the pediatric study. Given the clinical anti-tumor activity observed in both trials, we believe that the IL-13Rα2 and EphA2 peptides, the common feature of both trials, represent the active components.  Thus, we believe that SL-701 need not be mixed with any additional peptides for clinical activity.  Accordingly, while we will continue to evaluate the scientific merit of combining SL-701 with additional peptides, we plan to advance SL-701 into future trials without additional peptides.

•                  We plan to change the administration regimen of SL-701 to include a more commercially available and viable adjuvant than the adjuvant used in the completed clinical trials. An adjuvant is a substance administered to a patient to potentially help enhance the patient’s immune response to a vaccine.

•                  In some of our future trials, we may combine SL-401 or SL-701 with other therapies such as chemotherapy or anti-angiogenic therapy. We have not yet tested these combinations. In our planned clinical trial of SL-701 in adult second-line GBM, we may administer SL-701 in combination with certain therapies which may include bevacizumab (Avastin®). We may administer SL-401 in combination with certain chemotherapies. While there does not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases). In particular, SL-401 is being developed initially in BPDCN and AML and SL-701 is being developed in pediatric and adult brain cancer, both of which represent ultra-orphan indications for which there are very limited independently reported data on annual incidences.  If the incidences of these diseases are very low, this could significantly delay patient accrual to any one or more of our trials.

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

We have incurred net losses from operations from our inception through June 30, 2013 of $30.3 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities.  We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least several years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all.

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

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates.  In particular, we have expended and believe that we will continue to expend substantial resources for the development of clinical candidates, SL-401 and SL-701, as well as our preclinical product candidates and drug discovery and acquisition efforts.  These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.  Furthermore, we expect to incur additional costs associated with operating as a public company.

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

•                  our ability to obtain government funding;

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

We may need to raise additional funds to complete the clinical development of SL-401 and SL-701 in their entirety.

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

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have. We may not be able to compete successfully unless we successfully:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Ivan Bergstein, M.D., our Chairman, Chief Executive Officer and President, and Eric K. Rowinsky, M.D., our Executive Vice President, Chief Medical Officer and Head of Research and Development, as well as other employees, consultants and scientific and medical collaborators. As of June 30, 2013, we had ten full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of senior management has informed us to date that he intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

•                  the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. HIPAA and HITECH also regulate the use and disclosure of identifiable health information by healthcare providers, health plans and healthcare clearinghouses, and impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of identifiable health information as well as requiring notification of regulatory breaches. HIPAA and HITECH violations may prompt civil and criminal enforcement actions as well as enforcement by state attorneys general;

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

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and

•                  analogous anti-kickback, fraud and abuse and healthcare laws and regulations in foreign countries.

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

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including SL-401 and SL-701, among physicians, patients, healthcare payors and, in the cancer market, acceptance by the major operators of cancer clinics.

Even if SL-401, SL-701 or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

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

We believe that if any of our product candidates, such as SL-401 or SL-701, were to be approved as biological products under a BLA, such approved products should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period as proposed by President Obama or that may be proposed by his successors, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

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

To date, we have not sponsored any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions have conducted and sponsored all clinical trials relating to SL-401 and SL-701, in each case under their own INDs. Because the completed SL-401 and SL-701 clinical trials were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

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

To date, we have relied on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we had less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. Once we assume control of the further clinical and regulatory development of SL-401 and SL-701, we will likely need to engage additional third parties. Because we currently lack and may lack in the future sufficient internal staff to monitor such third parties and to interact with the FDA, we will also be required to build out our internal staff and/or engage consultants for such purposes. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party contract manufacturers in an effort to produce sufficient quantities of SL-401 and SL-701 on a timely basis for future clinical trials, preclinical testing and commercialization. If we are unable to maintain such a third-party manufacturing source, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401 or SL-701 or may be delayed in doing so.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have, however, obtained U.S. patents for the method of using SL-401 to treat AML and MDS. In addition, we have filed U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS and BPDCN, although there can be no assurances that such patents will be issued. Failure to obtain patents directed to the use of SL-401 to treat certain indication(s) would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. Although we have an issued U.S. patent directed to the composition of matter for our mutant immunogenic IL-13Rα2 peptide used in SL-701, which has been altered to make it more stimulatory to the immune system and thus designed to increase a patient’s immune response to SL-701, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future, although we do have foreign pending patent applications that seek to cover the use of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide used in SL-701, we do not have any composition of matter patent protection. We do not expect that we will be able to obtain such protection in the future.

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

We cannot guarantee that our products, the use of our products, or our platform technology, StemScreen®, do not infringe third party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third parties could also adversely affect our business. For example, we are aware of a third party European patent directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, which could result in us having to cease commercialization of our products and subject us to money damages in such territories.

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

We are a party to several license agreements under which certain aspects of our business depend on patents and/or patent applications owned by other institutions. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and three licenses, including an exclusive license, from the University of Pittsburgh for SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license to clinical trial data and information survives twenty years unless terminated earlier.

We are likely to enter into additional license agreements as part of the development of our business in the future. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also terminate the license agreements if we fail to meet specified milestones. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

Our executive officers, directors and stockholders beneficially own shares representing approximately 38% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

•                  our dependence on third parties, including CROs, CMOs, clinical trial sponsors and clinical investigators;

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 12,539,031shares of common stock based on the number of shares outstanding as of June 30, 2013.  Of such shares 3,136,406 shares were restricted as a result of securities laws and lock-up agreements. On July 29, 2013, 1,267,428 shares previously restricted under lock-up agreements were released from their respective restrictions. As a result, we have 1,868,978 shares outstanding which remain restricted as a result of securities laws and lock-up agreements as of August 1, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are included with this report.

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K filed on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated June 19, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.*

Exhibit Index

Exhibit
Number	Description of Document

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated June 19, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2013.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013

	By:	/s/ Stephen P. Hall
Stephen P. Hall
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)