Form 10-Q
period 2013-09-30
STEMLINE THERAPEUTICS INC
filed 2013-11-12
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(646) 502-2311

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

There were 12,906,063 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 8, 2013.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

This Quarterly Report on Form 10-Q contains trademarks and trade names of Stemline Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drugs candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, candidates, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

•                  our ability to maintain the license agreements for SL-401, SL-701 and our other in-licensed product candidates;

•                  the successful development of our sales and marketing capabilities;

•                  the performance of third-party manufacturers, CROs, clinical trial sponsors and clinical trial investigators; and

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$87,667,229	$2,025,338
Prepaid expenses and other current assets	972,182	299,089
Total current assets	88,639,411	2,324,427
Furniture and fixtures, net	421,667	—
Deferred financing fees	—	2,705,184
Total assets	$89,061,078	$5,029,611
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,851,253	$5,500,735
Total current liabilities	2,851,253	5,500,735
Convertible notes	—	2,006,881
Put option liability	—	30,415
Total liabilities	2,851,253	7,538,031
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and September 30, 2013	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at September 30, 2013 and 22,500,000 shares authorized at December 31, 2012, 12,886,983 shares issued and outstanding at September 30, 2013 and 3,476,501 shares issued and outstanding at December 31, 2012	1,289	347
Additional paid-in capital	109,907,599	4,660,488
Accumulated deficit during the development stage	(23,699,063)	(7,169,255)
Total stockholders’ equity/(deficit)	86,209,825	(2,508,420)
Total liabilities and stockholders’ equity/(deficit)	$89,061,078	$5,029,611

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From August 8, 2003 (Inception) to September 30,
	2013	2012	2013	2012	2013
Operating expenses:
Research and development	$3,323,662	$1,221,290	$10,569,909	$2,834,630	$22,015,577
General and administrative	2,253,652	946,321	5,492,545	2,318,473	14,977,341
Total operating expenses	5,577,314	2,167,611	16,062,454	5,153,103	36,992,918
Loss from operations	(5,577,314)	(2,167,611)	(16,062,454)	(5,153,103)	(36,992,918)
Other income	—	265,218	30,649	277,678	966,167
Other expense	—	—	—	(35)	(9,705)
Interest expense	—	(29,207)	(505,037)	(79,245)	(801,987)
Interest income	3,790	2,025	7,034	9,907	967,617
Net loss from operations	(5,573,524)	(1,929,575)	(16,529,808)	(4,944,798)	(35,870,826)
Less accretion of preferred stock dividends	—	—	—	—	(2,591,165)
Add discount on redemption of preferred stock	—	—	—	—	12,171,765
Net loss attributable to common stockholders	$(5,573,524)	$(1,929,575)	$(16,529,808)	$(4,944,798)	$(26,290,226)
Net loss attributable to common stockholders per common share:
Basic and Diluted	$(0.45)	$(0.56)	$(1.74)	$(1.44)
Weighted-average shares outstanding:
Basic and Diluted	12,471,472	3,441,995	9,520,179	3,441,995

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

			Period From
			August 8, 2003
	Nine Months Ended September 30,		(Inception) to September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(16,529,808)	$(4,944,798)	$(35,870,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,333	—	38,333
Stock-based compensation expense	3,927,375	338,300	6,127,042
Non-cash interest expense	82,389	79,245	379,339
Mark to market of put option liability	(30,415)	(45,960)	(111,420)
Beneficial conversion of convertible notes	422,648	—	422,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(673,093)	(82,097)	(972,182)
Accounts payable and accrued expenses	55,702	1,613,432	2,851,253
Net cash used in operating activities	(12,706,869)	(3,041,878)	(27,135,813)
Cash flows from investing activities
Purchase of furniture and fixtures	(460,000)	—	(460,000)
Purchase of marketable securities	—	—	(20,545,087)
Redemption of marketable securities	—	—	20,545,087
Net cash used in investing activities	(460,000)	—	(460,000)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	—	12,500,000
Redemption of preferred stock	—	—	(750,000)
Proceeds from issuance of common stock, net	97,708,506	—	101,550,788
Proceeds from exercise of stock options	1,100,254	—	1,100,254
Proceeds from issuance of convertible notes	—	322,000	862,000
Net cash provided by financing activities	98,808,760	322,000	115,263,042
Net increase (decrease) in cash and cash equivalents	85,641,891	(2,719,878)	87,667,229
Cash and cash equivalents at beginning of period	2,025,338	5,829,886	—
Cash and cash equivalents at end of period	$87,667,229	$3,110,008	$87,667,229
Supplemental disclosure of non-cash transactions
Discount on redemption of preferred stock	—	—	$12,921,765
Issuance of common stock on redemption of preferred stock	—	—	$1,200,000
Accretion of preferred stock dividend	—	—	$2,591,165

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2013

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells (“CSCs”) and tumor bulk. The Company’s activities to date have primarily consisted of advancing its two clinical stage programs, expanding and strengthening its intellectual property portfolio, developing its proprietary drug discovery platform, identifying and acquiring additional product and technology rights and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company was incorporated in Delaware on August 8, 2003 (“Inception”) and has its principal office in New York, New York.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any future periods.  This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).   The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements for at least several years.

Initial Public Offering

On January 31, 2013, the Company completed its initial public offering (the “IPO”), selling 3,317,644 shares at an offering price of $10.00 per share. On January 29, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 497,647 shares at an offering price of $10.00 per share. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $38.2 million and net proceeds received after underwriting fees and offering expenses were approximately $32.3 million. Additionally, upon the closing of the IPO, certain transactions were triggered based on a successful completion of an IPO.  Convertible debt of $1.4 million principal, plus accrued interest thereon, was converted into 166,769 shares of common stock. The Company recorded approximately $1.5 million of compensation expense related to certain bonuses and salary increases payable upon continued employment and the occurrence of a specified financing, including the consummation of an initial public offering. Finally, the Company recorded one-time compensation expense of approximately $1.4 million for certain options and restricted stock that fully vested upon the closing of the IPO.

Secondary Public Offering

On May 16, 2013, the Company completed a follow-on public offering (the “Secondary Offering”), selling 4,137,931 shares at an offering price of $14.50 per share. On May 22, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 620,689 shares at an offering price of $14.50 per share. Aggregate gross proceeds from the Secondary Offering, including the exercise of the over-allotment option, were $69.0 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.5 million.

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

Furniture and Fixtures

Furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which is three years, using the straight-line method.

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

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Research and development	$751,509	$154,760	$2,538,636	$246,011
General and administrative	313,867	51,513	1,388,739	92,289
Total	$1,065,376	$206,273	$3,927,375	$338,300

The Company had 34,507 shares of restricted common stock granted to employees at December 31, 2012 and 255,394 shares of restricted common stock granted to employees at September 30, 2013. Of these shares, there were 34,507 and 227,513 unvested shares of restricted common stock at December 31, 2012 and September 30, 2013, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted net loss per common share calculation:
Net loss	$(5,573,524)	$(1,929,575)	$(16,529,808)	$(4,944,798)
Basic and diluted weighted-average common shares	12,471,472	3,441,995	9,520,179	3,441,995
Basic and diluted net loss per share	$(0.45)	$(0.56)	$(1.74)	$(1.44)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the periods presented, as they would be anti-dilutive:

	Nine Months Ended September 30
	2013	2012
Unvested restricted stock	227,513	34,507
Warrants	99,529	—
Convertible Notes	—	233,967
Options outstanding	1,484,315	1,819,839
Total	1,811,357	2,088,313

4. Furniture and Fixtures

Furniture and fixtures consist of the following:

	September 30,	December 31,
	2013	2012
Office furniture and fixtures	460,000	—
Less accumulated depreciation	(38,333)	—
Furniture and fixtures, net	$421,667	$—

Depreciation expense was $38,333 and $38,333 for the three months and the nine months ended September 30, 2013, respectively.

5. Fair Value Measurements

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of money market investments.

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Assets:
Cash and cash equivalents	$87,667,229	$—	$—	$87,667,229
Total assets at fair value	$87,667,229	$—	$—	$87,667,229
Liabilities:
Put Option	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Cash and cash equivalents	$2,025,338	$—	$—	$2,025,338
Total assets at fair value	$2,025,338	$—	$—	$2,025,338
Liabilities:
Put Option	$—	$—	$(30,415)	$(30,415)
Total liabilities at fair value	$—	$—	$(30,415)	$(30,415)

The Company measured the put option liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the put option liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the put option liability related to updated assumptions and estimates are recognized within the statements of operations.

Level 3 Disclosures

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Put option liability	$30,415	Probability-adjusted discounted cash flow	Probabilities of success	25% — 45% (35)%
			Periods in which outcomes are expected to be achieved	2013
			Discount rate	12%

The changes in fair value of the Company’s Level 3 put option liability during the nine months ended September 30, 2013 were as follows:

Level 3
Balance at December 31, 2012	$30,415
Fair value adjustment to put option liability included in other income	(30,415)
Balance as of September 30, 2013	$—

For the nine months ended September 30, 2013, the changes in the fair value of the put option liability resulted from the expiration of the put option in conjunction with the conversion of half of the principal of the 2.45% convertible note, along with accrued interest, into common stock as a result of the IPO.  The balance of the note was converted into common stock in April 2013. No other changes in valuation techniques or inputs occurred during the nine months ended September 30, 2013. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2013.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
Accrued research and development costs	$1,224,128	$972,218
Accrued compensation	1,035,896	100,000
Accrued professional fees	400,967	4,024,234
Other liabilities	190,262	404,283
Total	$2,851,253	$5,500,735

7. Convertible Notes

On March 16, 2010, in connection with the redemption of the Series A preferred stock, the Company issued a Senior Convertible Note (“the 2.45% Convertible Note”) in the amount of $1.25 million.  The 2.45% Convertible Note was initially recorded at fair value of $0.90 million. The 2.45% Convertible Note and the related interest expense were due on March 16, 2015. Interest is being charged at a rate of 2.45% per annum.

Upon the occurrence of a qualified financing event as defined in the agreement, the 2.45% Convertible Note and any accrued interest were mandatorily convertible into shares of the same securities issued in the qualified financing at the same price per share used in the qualified financing.  In addition, upon the occurrence of a non-qualified financing event, as defined in the agreement, the 2.45% Convertible Note and any accrued interest were convertible at the option of the holder into cash or shares (the “Put Option”) of the same securities issued in the non-qualified financing event at the same price per share used in the non-qualified financing event, or the holder may elect to continue to retain the note.

The Put Option was recorded at approximately $111,000, its fair value on the date of issuance and is marked to fair value at each reporting period.

On July 26, 2012, the Company and NB Athyrium LLC, the holder of the 2.45% Convertible Note, entered into an amendment to the 2.45% Convertible Note pursuant to which NB Athyrium agreed to accelerate repayment of $625,000 in principal amount, plus accrued interest thereon, of such note in cash, at the time of the initial public offering, and convert the remaining $625,000 in principal amount, plus accrued interest thereon, into shares of our common stock at the initial public offering price.  On November 14, 2012, the Company and NB Athyrium LLC, entered into an additional amendment to the 2.45% Convertible Note pursuant to which NB Athyrium agreed to cancel the acceleration and defer the repayment of $625,000 in principal amount, plus accrued interest thereon, of such note in cash until February 28, 2014

As a result of the successful completion of the IPO in January 2013, $625,000 in principal amount, plus accrued interest thereon, of the 2.45% Convertible Note converted into 66,913 shares of our common stock at the initial public offering price of $10.00 per share.  In April 2013, the Company and NB Athyrium LLC, the holder of the 2.45% Convertible Note, entered into an amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to convert the remaining $625,000 in principal amount, plus accrued interest thereon, into 67,198 shares of our common stock at the initial public offering price of $10.00 per share.  As of September 30, 2013, all of the obligations under the 2.45% Convertible Note had been satisfied.

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

During the three months ended September 30, 2013 and 2012, the Company recorded interest expense of approximately $0, and $18,999, respectively, related to the amortization of the debt discount.  During the nine months ended September 30, 2013 and 2012, the Company recorded interest expense of approximately $76,355 and $55,070, respectively, related to the amortization of the debt discount.

8.  Stock Option Plan

The Company’s 2012 Stock Equity Incentive Plan (the “2012 Plan”), which was adopted by the board of directors and approved by the stockholders in July 2012, became effective immediately prior to the closing of the Company’s initial public offering. In addition, the Company’s 2004 Stock Option and Grant Plan (the “2004 Plan”) was terminated effective immediately prior to the closing of the Company’s initial public offering. The 1,819,839 options to purchase common stock and 34,507 restricted stock awards executed prior to the effective date of such termination remain in full force and effect pursuant to their terms and the terms of the 2004 Plan. The 2012 Plan initially authorized the Company to grant up to 1,663,727 shares of common stock to eligible employees, directors, consultants and advisors to the Company in the form of options to purchase common stock in the Company at a price not less than the estimated fair value at the date of grant. Under the provisions of the 2012 Plan, no option will have a term in excess of 10 years.

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

The following is a summary of stock option activity under the 2012 and 2004 Plans through September 30, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	141,500	18.96
Options exercised	(374,972)	2.93
Options expired	(43,324)	1.98
Options forfeited	(58,728)	3.24
Outstanding at September 30, 2013	1,484,315	$4.27	6.45	$60,901,220
Options exercisable at September 30, 2013	956,174	$3.02	5.30	$40,417,268

The following is a summary of restricted stock activity under the 2012 and 2004 Plans through September 30, 2013:

Restricted Stock
Outstanding at December 31, 2012	34,507
Shares granted	231,614
Shares cancelled	(6,745)
Shares forfeited	(3,982)
Outstanding at September 30, 2013	255,394
Vested shares at September 30, 2013	27,881

Total unrecognized compensation expense is $7.4 million, which will be recognized over a weighted average period of 1.5 years.

9. Common Stock

At the 2013 annual meeting of stockholders held on June 19, 2013, the stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock.  As of September 30, 2013, the Company was authorized to issue 33,750,000 shares of common stock.

Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of the shares of the stock options. As of September 30, 2013, the Company reserved 2,774,928 shares of common stock for future issuance related to the exercise of the Company’s outstanding stock options.

Representative’s Warrants

On October 1, 2012, the Company agreed to issue to the representative of the underwriters in the IPO warrants to purchase up to 99,529 shares of the Company’s common stock in the event of a successful public offering.  The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00.  Based on a successful public offering in January these warrants were issued and accounted for as a cost of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of IPO was $413,146.  The Company has accounted for the fair value of the warrants as a cost of issuance of common stock from the IPO resulting in a charge directly to stockholder’s equity.

10. Commitments and Contingencies

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $29.0 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through September 30, 2013, the Company has paid or accrued $2.1 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

Compensation Arrangements

Subsequent to the closing of the IPO, certain bonuses and salary increases in the amount of $1.0 million were paid upon approval of the board of directors and the satisfaction of certain contingencies, with an additional $0.4 million subject to the same contingencies and payable one year after the IPO.

Contractual Agreement

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of September 30, 2013 approximately $1.1 million of the contract had been paid or accrued.  Services under this contract are expected to be performed during 2013 and 2014.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625.  The term of this lease agreement is 36 months.

11. Related Party Transactions

Assignment Agreement with the Company’s Chief Executive Officer

On June 15, 2012, the Company entered into an assignment agreement with Dr. Bergstein. Pursuant to the assignment agreement, as amended on November 7, 2012, effective as of January 28, 2013.  Dr. Bergstein assigned to the Company all of his right, title and interest in certain proprietary patent rights and related technology in exchange for $2.0 million in cash payable if the Company achieved a market capitalization of at least $200 million for a prescribed period, which it did in June 2013.  The Company accounted for this transaction as an asset acquisition because it did not acquire any processes or activities in addition to the assigned rights and technology. None of the assigned patent rights and related technology has alternative future uses, nor have they reached a stage of technological feasibility.  The Company recorded the entire $2.0 million amount to research and development expense. The assignment agreement does not contain any vesting or rescission/refund provisions.

12. Subsequent Events

The Company evaluated events that occurred subsequent to September 30, 2013 through the date the financial statements were available to be issued.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical-stage product candidates, SL-401 and SL-701. SL-401 is a targeted therapy directed to CSCs and tumor bulk, and is currently being developed for the treatment of blastic plasmacytoid dendritic cell neoplasm, or BPDCN, third-line acute myeloid leukemia, or AML, and multiple other hematologic cancers. SL-701 is a subcutaneously-administered therapeutic cancer vaccine comprised of synthetic peptides, and is currently being developed for the treatment of advanced adult and pediatric brain cancer. In completed investigator-sponsored Phase 1/2 clinical trials, both SL-401 and SL-701 have demonstrated single agent activity, including durable complete responses, or CRs, and longer median overall survival, or OS, in heavily pretreated patients compared with that achieved in the past with traditional therapies. We plan to initiate clinical trials of SL-401 in multiple hematologic cancer indications and SL-701 in adults and children with advanced brain cancer. Among these studies, we plan to initiate pivotal programs with SL-401 in patients with BPDCN, and in patients with AML who failed two previous treatments, i.e., third-line AML. We also plan to initiate Phase 2 trials in additional hematologic indications, which may include multiple myeloma, myelodysplastic syndrome, or MDS, as well as several rare malignancies and proliferative disorders, such as hairy cell leukemia, mastocytosis, basophilic leukemia and eosinophilic leukemia. We also plan to initiate a Phase 2b trial of SL-701 in adult patients with glioblastoma multiforme, or GBM, who failed one previous treatment, i.e., second-line GBM. The design of this study may enable SL-701 to obtain accelerated regulatory approval or serve as the foundation for a subsequent Phase 3 pivotal trial in this indication. In addition, we plan to initiate a Phase 2 trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma. In addition, we have a preclinical pipeline, which includes next generation compounds behind SL-401, an innovative discovery platform, and an extensive intellectual property portfolio, which we believe establishes us as a leader in the CSC field.

We are a development stage company. We have devoted substantially all of our resources to developing our product candidates and our platform technology, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. We have not generated any revenues and, to date, have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock and issuances of convertible debt to our investors.  From inception through September 30, 2013, we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.

We have never been profitable and, from inception through September 30, 2013, our net losses from operations have been $35.9 million. Our net loss from operations was $16.5 million for the nine months ended September 30, 2013 and $4.9 million for the nine months ended September 30, 2012. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Research and Development Expenses

The following table shows our research and development expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Clinical (SL-401 and SL-701)	$3,301,812	$1,189,540	$10,505,493	$2,764,181
Preclinical	21,850	31,750	64,416	70,449
Total	$3,323,662	$1,221,290	$10,569,909	$2,834,630

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, and consultant costs;

•                  external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CRO”), contract manufacturing organizations (“CMO”), academic institutions, and consultants;

•                  license fees and milestone payments related to in-licensed products and technology; and

•                  facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements, equipment and supplies.

We expense research and development costs to operations as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received, rather than when the payments are made.

We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. The components of our research and development costs are described in more detail in “Results of Operations.”

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense, operations, finance, investor relations and business development functions. Other general and administrative expenses include facility costs, insurance expenses, and professional fees for legal, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in future periods to support increases in our research and development activities, which will result in increased payroll, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, among other factors.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.  Given the current interest rate environment and that our primary investment is in a 100% U.S. Treasury money market fund, we expect interest income to be minimal in future quarters.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations.  Further, in conjunction with the conversion of our convertible notes we recorded the beneficial conversion charge as an interest expense.

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

	Three months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Research and development	$751,509	$154,760	$2,538,636	$246,011
General and administrative	313,867	51,513	1,388,739	92,289
Total	$1,065,376	$206,273	$3,927,375	$338,300

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

The following is a summary of stock option activity under the 2012 Plan through September 30, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	141,500	18.96
Options exercised	(374,972)	2.93
Options expired	(43,324)	1.98
Options forfeited	(58,728)	3.24
Outstanding at September 30, 2013	1,484,315	$4.27	6.45	$60,901,220
Options exercisable at September 30, 2013	956,174	$3.02	5.30	$40,417,268

Total unrecognized compensation expense is $7.4 million, which will be recognized over a weighted average period of 1.5 years.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Research and development expense.  Research and development expense was $3.3 million for the three months ended September 30, 2013, compared with $1.2 million for the three months ended September 30, 2012, an increase of $2.1 million. This increase was primarily attributable to costs associated with increasing drug development activity and includes $1.8 million of salary and related costs including stock-based compensation.

General and administrative expense.  General and administrative expense was $2.3 million for the three months ended September 30, 2013, compared with $0.9 million for the three months ended September 30, 2012. This increase was primarily attributable to an increase of $0.8 million of salary and related costs, including stock-based compensation, which were incurred to provide support for our growing corporate and clinical activities.

Other income.  Other income was $0 for the three months ended September 30, 2013, compared with $265,218 for the three months ended September 30, 2012, resulting in a $265,218 decrease, which was principally due to recognition of tax credits received in 2012.

Interest income.  Interest income was $3,790 for the three months ended September 30, 2013, compared with $2,025 for the three months ended September 30, 2012. The $1,765 increase in interest income for 2013 as compared to 2012 reflected higher cash balances offset by lower returns in 2013.

Comparison of Nine Months Ended September 30, 2013 and 2012

Research and development expense.  Research and development expense was $10.6 million for the nine months ended September 30, 2013, compared with $2.8 million for the nine months ended September 30, 2012, an increase of $7.8 million. This increase was primarily attributable to salary costs associated with increasing drug development activity and one-time IPO bonuses and related costs including stock-based compensation, $5.3 million in aggregate, and $2.0 million for in-process research and development associated with an assignment agreement with our chief executive officer.

General and administrative expense.  General and administrative expense was $5.5 million for the nine months ended September 30, 2013, compared with $2.3 million for the nine months ended September 30, 2012. This increase was primarily attributable to increasing salary costs to provide support for our growing corporate and clinical activities, one-time IPO bonuses and related costs including stock-based compensation.

Interest expense.  Interest expense was $505,037 for the nine months ended September 30, 2013, compared with $79,245 for the nine months ended September 30, 2012 resulting in a $425,792 increase which was principally due to the amortization of the debt discount of the 2.45% convertible notes and due to the charge to earnings for the beneficial conversion of the 2.45% convertible notes.

Interest income.  Interest income was $7,034 for the nine months ended September 30, 2013, compared with $9,907 for the nine months ended September 30, 2012. The $2,873 decrease in interest income for 2013 as compared to 2012 reflected lower returns on cash balances in 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have not generated any revenues and, to date, have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock and issuances of convertible debt to our investors. From inception through September 30, 2013, we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.  We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

As of September 30, 2013, our cash and cash equivalents totaled $87.7 million. We primarily invest our cash and cash equivalents in 100% US Treasury money market funds with the balance in commercial operating accounts. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least several years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Net cash used in operating activities	$(12,706,870)	$(3,041,878)
Net cash used in investing activities	(460,000)	—
Net cash provided by financing activities	98,808,760	322,000
Net increase (decrease) in cash and cash equivalents	$85,641,890	$(2,719,878)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash interest expense and charges associated with the mark to market of the put option liability and changes in the components of working capital. The cash used for the nine months ended September 30, 2012 and September 30, 2013 was impacted by an increase in research and development expenses as we increased our research and development headcount, from costs associated with the development of our lead compounds SL-401 and SL-701 and costs associated with our IPO.

Investing activities.  The net cash used in investing activities resulted from the purchase of furniture and fixtures in the third quarter of 2013.

Financing activities.  The net cash provided by financing activities for the nine months ended September 30, 2013 were the net proceeds from our initial public offering in January 2013 and secondary public offering in May 2013 and the cash provided for the nine months ended September 30, 2012 were due to the issuance of $0.3 million of convertible notes.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments are described in more detail in our 2012 Form 10-K. We believe that there have been no significant changes in the information presented in the table therein with the exception that in February 2013, the Company entered into a bioprocessing services agreement related to production associated with our drug development activities for approximately $2.9 million if all services are performed under the vendor’s contract, in April 2013, the long-term debt obligations of the Company were converted into shares of our common stock and in July 2013, the Company entered into a leasing agreement with respect to its corporate office for a monthly rent of $50,625 with a lease term of 36 months.

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

Tax Loss Carryforwards

As of December 31, 2012, we had federal net operating loss carryforwards of $14.7 million, which may be available to reduce future taxable income. We also had federal tax credits of $0.5 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2032. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2012, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Recently Adopted Accounting Standards

We have not recently adopted any new accounting standards. There are no recently issued accounting standards that have a material impact on us.

Jumpstart Our Business Startups Act of 2012

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We are choosing to “opt out” of a provision that would allow us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $87.7 million as of September 30, 2013 and $2.0 million as of December 31, 2012, consisting of cash and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2013 and December 31, 2012, all of our liabilities were denominated in our functional currency.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

We have not submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and potentially in additional foreign countries. While the scope of regulatory review and approval is similar in other countries, to obtain separate regulatory review and approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and, depending on the stage of development, can take a substantial amount of time to complete. Its outcome is inherently uncertain. In addition, failure can occur at any time during clinical development, including after significant resources have been invested. We cannot predict whether we will encounter challenges with any of our planned clinical trials that will cause us or regulatory authorities to delay, suspend or terminate those clinical trials.

Clinical trials can be delayed or halted for many reasons, including:

•                  delays or failure reaching agreement on acceptable terms with prospective CMOs or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CMOs, CROs and trial sites;

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

•                  the FDA requiring alterations to any of our study designs, overall strategy or manufacturing plans;

•                  delays in patient enrollment, variability in the number and types of patients available for clinical trials, poor accrual, or high drop-out rates of patients in our clinical trials;

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

•                  differing interpretations of data by the FDA or similar foreign regulatory agencies; or

•                  the ability to hire and retain additional management, scientific and medical personnel.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

We have not initiated or completed a Company-sponsored clinical trial. Consequently, we may not have the necessary expertise or capabilities, including adequate staffing, to successfully manage the initiation, execution and completion of any of our clinical trials, including our planned Company-sponsored clinical trials of SL-401 and SL-701, to lead to our obtaining marketing approval for our product candidates in a timely manner, or at all.

If we are able to conduct our intended pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in most cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival, or OS, or overall response rate, or ORR, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial. The FDA may require the completion of additional clinical trials as a condition for approving our product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, which will have a negative impact on our ability to commence product sales and generate product revenues from any of our product candidates. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

For example, the results of our planned clinical trials may be adversely affect by the following anticipated changes:

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

•                  We plan to change the treatment regimen of SL-401 to a multi-cycle treatment regimen, in which patients receive more than one treatment cycle, rather than a single-cycle treatment as used in the completed clinical trials. Although we anticipate that patients receiving multiple cycles of SL-401 will derive greater clinical benefit than from a single cycle, there is the risk of toxicity, a lack of efficacy, or other worsened outcome arising from multiple cycles.

•                  We plan to develop SL-701 as an injection administered under the skin, or subcutaneously, in future trials. The 701 Ped-G Study and 701 Adult-LGG Study used this method of delivery. The 701 Adult-RHGG Study used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to SL-701 peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Thus, our plan continues the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

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

•                  We plan to change the adjuvant used in the injection of SL-701 to include a commercially available and what we believe is a more viable adjuvant than the adjuvant used in the completed clinical trials. An adjuvant is a substance administered to a patient to potentially help enhance the patient’s immune response to a vaccine.

•                  In some of our future trials, we may combine SL-401 or SL-701 with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We have not yet clinically tested these combinations. While there do not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities. Accordingly, we plan to conduct analyses of safety in such trials and make any appropriate adjustments, if necessary.

Any of these aforementioned, or other, changes could make the timing, including initiation or the results of, our planned clinical trials or other future clinical trials we may initiate less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases). In particular, SL-401 is being developed initially in BPDCN and AML; and SL-701 is being developed in adult and pediatric brain cancer, both of which represent ultra-orphan indications for which there are very limited independently reported data on annual incidences. If the incidences of these diseases are very low, including lower than our estimates, this could significantly delay patient enrollment in any one or more of our planned clinical trials.

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

The regulatory review and approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, review and approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a BLA or an NDA to the FDA. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

•                  the data collected from clinical trials of our product candidates or the adequacy of our right of reference to the data may not be sufficient to support the submission of a BLA or an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

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

This lengthy and costly review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market SL-401 and SL-701, or any of our other product candidates that we may advance into clinical trials, which would significantly harm our business.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Our approach to the discovery and development of product candidates that target CSCs is unproven, and we do not know whether we will be able to develop any products of commercial value.

Research on CSCs is an emerging field and, consequently, there is ongoing debate regarding the importance of CSCs as an underlying cause of tumor initiation, propagation, recurrence, resistance, and metastasis. In addition, there is some debate in the scientific community regarding the defining characteristics of these cells.

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

We believe that SL-401 and SL-701 target both tumor bulk and CSCs. However, it is conceivable that SL-401, SL-701 and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial clinical outcome. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401 and SL-701, another key element of our strategy is to identify and test additional compounds that target CSCs in a variety of different types of cancer. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

If we are unable to identify suitable compounds for preclinical and clinical development, we may not be able to obtain sufficient product revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing FDA regulatory requirements, which require significant resources. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

We have incurred net losses from operations from our inception through September 30, 2013 of $35.9 million.  We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least the next several years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and our other product candidates, we will lose our rights to develop and commercialize those product candidates.

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

We will require additional financing to achieve our goals, and a failure to obtain this capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates. We have expended and believe that we will continue to expend substantial resources for the development of our lead product candidates, SL-401 and SL-701, as well as our preclinical product candidates and drug discovery and acquisition efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, obtaining regulatory approvals, commercializing any products approved for sale, and costs associated with operating as a public company.

We have no current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we obtain approval from the FDA or other regulatory authorities, and we successfully commercialize one or more of our compounds. As the outcome of our planned and anticipated clinical trials is highly uncertain, our estimates of clinical trial costs necessary to successfully complete the development and commercialization of our product candidates may differ significantly from our actual costs. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic partnership, alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•                  the number and characteristics of the product candidates we pursue;

•                  the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•                  the ability of our product candidates to progress through clinical development successfully;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•                  the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•                  the cost associated with securing and establishing commercialization and manufacturing capabilities for our product candidates and any products we successfully commercialize;

•                  our ability to establish and maintain strategic partnerships, licensing or other arrangements and the economic and other terms of such agreements;

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•                  the timing, receipt and amount of sales of, or royalties on, our future products, if any;

•                  our need and ability to hire additional management, scientific and medical personnel;

•                  the effect of competing technological and market developments; and

•                  our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

We will need to raise additional funds to complete our clinical trials and achieve positive cash flow.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We will likely seek to raise additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships, alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by an economic downturn, a volatile business environment and an unpredictable and unstable market. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to secure, more costly, and/or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

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

•                  satisfy our obligations under our in-license agreements; and

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that target CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Dainippon Sumitomo Pharmaceuticals, Bionomics Limited and Stem CentRx, Inc. There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound. These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Dainippon Sumitomo Pharma Co. Ltd., Geron Corp., GlaxoSmithKline plc, ImmunoCellular Therapeutics, Ltd, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC and others. Additionally, there are a number of companies working to develop new treatments for AML, which may compete with SL-401, including Ambit Biosciences Corporation, Celator Pharmaceuticals, Inc., Celgene Corporation, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), CSL Limited and Sunesis Pharmaceuticals, Inc., among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.) and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Celldex Therapeutics, Inc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Agenus, Inc., Merck & Co. Inc., Novartis AG, Roche Holding AG and others.

Many of our competitors have substantially greater commercial infrastructures, and financial, technical and personnel resources than we have. We may not be able to compete successfully unless we:

•                  design and develop products that are superior to other products in the market;

•                  attract qualified scientific, medical, sales and marketing, and commercial personnel;

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Ivan Bergstein, M.D., our Chairman, Chief Executive Officer and President, and Eric K. Rowinsky, M.D., our Executive Vice President, Chief Medical Officer and Head of Research and Development, as well as other employees, consultants and scientific and medical collaborators. As of September 30, 2013, we had 12 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these employees has informed us to date that they intend to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

If our employees commit fraud or other misconduct, including noncompliance with regulatory standards and requirements, our business may experience serious adverse consequences.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, manufacturers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to effectively manage our development efforts, clinical trials and personnel, including hiring, training and integrating additional management, administrative, and sales and marketing employees. The process of hiring, training and integrating new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our Company.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our relationships with customers and third-party payors in the United States and elsewhere will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

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

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and

•                  analogous anti-kickback, fraud and abuse, and other healthcare laws and regulations in foreign countries.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure, and we, including our executive officers, do not have any significant sales, marketing or distribution experience. We will be opportunistic in seeking to either build our own commercial infrastructure to commercialize SL-401, SL-701 and any future product candidates if and when they are approved, or enter into licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

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

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including SL-401 and SL-701, among physicians and other healthcare providers, patients, third-party payors and, in the cancer market, acceptance by the major operators of cancer clinics.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, recently passed legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and how much they will pay for them. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, or may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

To date, we have not sponsored any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions have conducted and sponsored all clinical trials relating to SL-401 and SL-701 under their own INDs. Because the completed SL-401 and SL-701 clinical trials were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

While we plan to assume control of the overall clinical and regulatory development of SL-401 and SL-701 going forward, we have so far been dependent on contractual arrangements with each investigator and their respective academic institutions, and will continue to be until we assume control. Such arrangements provide us certain information rights with respect to the completed trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the completed trials. If these obligations are breached by the investigators or institutions, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Company-sponsored trials, then our ability to design and conduct our planned Company-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the adequacy of our interpretation of, or right to use, preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate or appropriate to initiate our planned trials.

We intend to assume control over the clinical and regulatory development of SL-401 by submitting our own IND for SL-401, for which we expect to exercise our rights under our agreements with Scott and White Memorial Hospital with respect to the data and INDs for SL-401. We intend to assume control over the clinical development of SL-701 by submitting our own IND, for which we expect to exercise our rights of reference under our agreements with the University of Pittsburgh with respect to the data and INDs for SL-701.

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

To date, we have relied on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we had less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. If we successfully assume control of the further clinical and regulatory development of SL-401 and SL-701, we will likely need to engage additional third parties. Because we currently lack and may lack in the future sufficient internal staff to monitor such third parties and to interact with the FDA, we will also be required to build out our internal staff and/or engage consultants for such purposes. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate.

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

We intend to rely on third-party manufacturers to produce our clinical and preclinical product candidate supplies, and we intend to rely on third-party manufacturers to produce commercial supplies of any approved product candidates. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to initiate or complete our clinical trials, commercialize our product candidates or continue to sell any products we commercialize.

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party contract manufacturers in an effort to produce sufficient quantities of SL-401 and SL-701 for future clinical trials, preclinical testing and commercialization. If we are unable to arrange for or maintain such a third-party manufacturing source, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop and market SL-401 or SL-701 or we may be delayed in doing so.

We also expect to rely upon third parties to produce drug product required for the clinical trials and commercialization of our other product candidates. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production, or injunctions.

We rely on our third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we use to manufacture our drugs. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for a clinical trial, including an ongoing clinical trial, due to the need to replace a third-party manufacturer, could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We are working with our contract manufacturers to optimize the manufacturing processes for SL-401 and SL-701 drug substance and drug product so that these product candidates may be produced in adequate quantities of adequate quality, and at an acceptable cost, to support our planned clinical trials and ultimate commercialization. Our manufacturers may not be able to adequately demonstrate that an optimized product candidate is comparable to a previously manufactured product candidate, which could cause significant delays and increased costs to our programs. Our manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.

We rely on a single third-party to manufacture and supply each of our product candidates. Any problems experienced by this vendor could result in a delay or interruption in the supply of our product candidates to us until this vendor cures the problem or until we locate and qualify an alternative source of supply.

The manufacturer of our product candidates requires specialized equipment and utilizes complicated production processes that would be difficult, time-consuming and costly to duplicate. We currently rely on a single third-party to purchase from third-party suppliers the materials necessary to produce each of our product candidates for our clinical studies. Any prolonged disruption in the operations of our third-party manufacturer could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development and commercialization costs. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts. This may result in a delay or interruption until our third-party manufacturer can repair its facility or put in place third-party contract manufacturers to assume this manufacturing role, which may not be possible to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies for the validation and commercialization of our product candidates could negatively affect our business.

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

We cannot be certain that patents will be issued or granted with respect to applications that are currently pending, or that issued or granted patents will not later be found to be invalid and/or unenforceable. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications. As such, we do not know the degree of future protection that we will have on our proprietary product candidates and technology.

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. However we have obtained U.S. patents for certain methods of using SL-401 to treat AML and MDS. In addition, we have filed U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, and BPDCN, although there can be no assurances that such patents will be issued over the prior art.  Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. Although we have an issued U.S. patent directed to the composition of matter for our mutant immunogenic IL-13Rα2 peptide used in SL-701, which has been altered to make it more stimulatory to the immune system and thus designed to increase a patient’s immune response to SL-701, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide used in SL-701, we do not have any composition of matter patent protection. We do not expect that we will be able to obtain such protection in the future. While we have patent applications pending in the United States and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen®.

Although we have various patent applications pending in the United States and/or abroad that we hope will result in additional protection for both SL-401, SL-701 and StemScreen®, there can be no assurance that any of these additional applications will issue into a patent, or that if they issue, they will provide meaningful protection for SL-401, SL-701 or StemScreen®. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

Issued patents covering one or more of our product candidates could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology, StemScreen®. Such a loss of patent protection could have a material adverse impact on our business.

Claims that StemScreen®, our product candidates or the sale or use of our potential products infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our product candidates, the use of our product candidates, or our potential platform technology, StemScreen®, do not infringe third party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third parties could also adversely affect our business. For example, we are aware of a third party European patent directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, which could result in us having to cease commercialization of our products and subject us to money damages in such territories.

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

In order to avoid or settle potential claims with respect to any patent rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or any future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing one or more of our product candidates, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

During the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidates, platform technology, programs or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

SL-401, SL-701, some of our other product candidates and our platform technology are protected by intellectual property licensed from academic institutions. If the licensors terminate the licenses or fail to prosecute patent applications or maintain or enforce the underlying patents, our competitive position, market share and business prospects will be harmed.

We are a party to several license agreements relating to certain patents and/or patent applications owned by other institutions, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh for SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated.

We also hold licenses from academic institutions relating to intellectual property underlying our StemScreen platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

We could be unsuccessful in obtaining patent protection on one or more components of our platform technology.

We believe that an important factor in our competitive position relative to other companies in the field of targeted oncology therapeutics is our proprietary innovative platform technology, StemScreen®. We believe that this platform is useful for identifying new potential product candidates. We have pending U.S. and Canadian patent applications for StemScreen®, however, there is no guarantee that any of such pending patent applications will result in issued patents, and, even if patents eventually issue, there is no certainty that the claims in the eventual patents will have adequate scope to preserve our competitive position. In addition, by practicing our technology in jurisdictions where we do not have patent protection, third parties could substantially weaken our competitive position in oncology research and development.

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

•                  Our competitors might conduct research and development activities in countries where we do not have patent rights, or where the applicable laws provide a safe harbor exemption from infringement liability for certain research purposes, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

•                  We may not develop additional proprietary technologies that are patentable.

•                  The patents of others may have an adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 45% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our corporate charter, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may have trouble selling your common stock, if at all. The market price for our common stock may be influenced by many factors, including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are included with this report.

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K filed on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated June 19, 2013, filed as Exhibit 3.3 to Form 10-Q on August 14, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Comprehensive Loss, (iv) Statement of Stockholders’ Equity, (v) Statement of Cash Flows, and (vi) the Notes to Financial Statements.

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2013.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Comprehensive Loss, (iv) Statement of Stockholders’ Equity, (v) Statement of Cash Flows, and (vi) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2013	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013

	By:	/s/ Stephen P. Hall
Stephen P. Hall
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)