Form 10-K
period 2013-12-31
STEMLINE THERAPEUTICS INC
filed 2014-03-31
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission File Number:  001-35619

STEMLINE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0522567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750 Lexington Avenue

Eleventh Floor

New York, New York 10022

 (Address of principal executive offices) (Zip Code)

(646)-502-2311

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐   No

Indicate by check mark where the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large-accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $253,653,000 as of June 28, 2013, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 13,199,254 shares of the registrant’s common stock outstanding as of March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains trademarks and trade names of Stemline Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”) includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drugs targeting cancer stem cells, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

• the success and timing of our preclinical studies and clinical trials, including patient accrual;

• our ability to obtain and maintain regulatory approval of our product candidates for trial initiation or marketing, and the labeling under any approval we may obtain;

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

• the ability of our product candidates to successfully perform in clinical trials;

• the successful development of our sales and marketing capabilities;

• our ability to manufacture and the performance of third-party manufacturers, clinical research organizations, or CROs, clinical trial sponsors and clinical trial investigators; and

• our ability to successfully implement our strategy.

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

This Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

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

Item 1.  Business

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical-stage product candidates, SL-401 and SL-701. SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk. To date, SL-401 has demonstrated single-agent activity, including durable complete responses, or CRs, in investigator sponsored Phase 1/2 trials in several indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and relapsed or refractory acute myeloid leukemia, or AML. We plan to advance SL-401 into corporate sponsored trials for multiple hematologic cancer indications including BPDCN, where we intend to pursue a Phase 2 registration-directed path. We also plan to initiate trials in additional rare IL-3R+ malignancies including mastocytosis, hypereosinophilic syndrome, other myeloproliferative syndromes, and hairy cell leukemia. These studies could be expanded to serve as platform trials for potential registration. We also intend to pursue larger indications including trials in multiple myeloma, or MM, and AML in first CR as consolidation therapy, and a Phase 3 trial in third-line AML for potential registration. SL-701 is a subcutaneously-administered therapeutic cancer vaccine comprised of multiple synthetic peptides. To date, the vaccine has demonstrated single-agent activity, including durable CRs and partial responses, or PRs, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers. We plan to advance SL-701 into a corporate sponsored Phase 2 trial in adult patients with recurrent glioblastoma multiforme, or GBM, following initial treatment with surgery, radiation, and chemotherapy. We believe that the design of this study may enable SL-701 to obtain accelerated regulatory approval and/or serve as the foundation for a subsequent Phase 3 pivotal trial in this indication. We also plan to pursue a Phase 2 trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma, which are also areas of unmet medical need. In addition, we have built a robust preclinical pipeline which includes next generation IL-3R-targeted compounds, SL-501 and SL-101, an innovative discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area. We believe this establishes us as a leader in this rapidly emerging area of oncology.

The field of CSCs is an emerging area of cancer biology that we believe is fundamentally altering the approach to oncology drug development. CSCs have been identified in virtually all major tumor types, including leukemia and cancers of the brain, breast, colon, prostate and pancreas. CSCs are the highly malignant “seeds” of a tumor that self-renew and generate more mature cells that comprise the bulk of the tumor, or the “tumor bulk.” As such, we believe that CSCs are responsible for tumor initiation, propagation, and metastasis. Moreover, many of the characteristics of CSCs, such as their slow growth, presence of multi-drug resistance proteins, anti-cell death mechanisms, and increased activity of cellular mechanisms that repair damaged DNA, may enable CSCs to resist therapeutic agents traditionally used to treat cancer. Further, we believe there is now a significant body of evidence indicating that while standard therapies may initially shrink tumors by targeting the tumor bulk, their failure to effectively eradicate CSCs contributes to treatment failure, tumor relapse and poor survival. Accordingly, we believe that targeting both CSCs and the tumor bulk may represent a major advance in the fight against cancer. This premise has formed the basis of our drug development strategy, as illustrated below.

Our Company

We were incorporated under the laws of the State of Delaware in August 2003. Our principal executive offices are located at 750 Lexington Avenue, Eleventh Floor, New York, New York 10022 and our telephone number is (646) 502-2311.

Our website address is www.stemline.com.  The information set forth on our website is not a part of this report.  We will make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any materials we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov/.

Management

We are led by a team with extensive experience in managing biopharmaceutical companies and in oncology drug development, including:

•                  Ivan Bergstein, M.D. — Chairman, Chief Executive Officer and President. Dr. Bergstein is Chief Executive Officer and Founder of Stemline Therapeutics. He led Stemline through multiple rounds of private financing and ultimately its successful IPO and subsequent follow-on offering, raising over $100 million as a public company. Dr. Bergstein’s early and broad intellectual property founded and positioned Stemline with a competitive edge and deep domain expertise in the rapidly emerging CSC field. Prior to founding Stemline, Dr. Bergstein was Medical Director of Access Oncology, Inc., a clinical stage oncology-focused biotechnology company where he was a key member of a small team responsible for the acquisition and development of the company’s clinical stage assets and ultimately the sale of the company. Previously, he was a senior biopharmaceuticals analyst at a Wall Street-based firm that advised mutual funds and hedge funds on investments in public companies with late clinical stage assets. He completed an internal medicine residency and hematology-oncology fellowship at the New York Presbyterian Hospital—Weill Medical College of Cornell University.

•                  Eric K. Rowinsky, M.D. — Executive Vice President, Chief Medical Officer and Head of Research and Development. Dr. Rowinsky was previously the Chief Medical Officer for ImClone Systems, Inc. Dr. Rowinsky has more than 25 years of experience managing clinical trials and developing drugs in oncology, including leading the Food and Drug Administration, or FDA, approval of Erbitux® for head and neck and colorectal cancers and advancing eight other biological therapeutics through clinical development while at ImClone. He has also played integral roles in the development and registration of a wide range of cancer therapeutics, including paclitaxel, docetaxel, irinotecan, topotecan, erlotinib, gefitinib, panitumumab, lapatinib, and temsirolimus, among others. Dr. Rowinsky currently serves on the Board of Directors of Biogen Idec Inc., as well as several other public biopharmaceutical companies, and is an Adjunct Professor at New York University School of Medicine.  He completed a medical oncology fellowship at The Johns Hopkins Hospital.  Dr. Rowinsky was an Associate Professor of Oncology at Johns Hopkins and then Head of Clinical Research and Director of the Institute for Drug Development of the Cancer Therapy and Research Center in San Antonio, Texas.

•                  Kenneth Hoberman — Chief Operating Officer. Mr. Hoberman was previously Vice President of Corporate and Business Development of Keryx Biopharmaceuticals, Inc., where he was instrumental in securing multiple sources of capital including over $200 million in equity investments through public and private offerings. He also initiated and executed a $100 million strategic alliance and originated, negotiated and closed dozens of licensing and operational contracts, helping to grow the company’s market capitalization to over $1 billion. He received a B.S.B.A. in Finance from Boston University and completed post-baccalaureate studies at Columbia University.

•                  David Gionco —Vice President of Finance and Chief Accounting Officer. Mr. Gionco was previously Vice President, Chief Financial Officer and Chief Accounting Officer of Savient Pharmaceuticals, Inc. where he oversaw the finance function for the organization and was instrumental in helping to grow the company, raising over $350 million. Prior to this, Mr. Gionco held audit, corporate accounting, financial planning, finance and controller roles at companies including Merck & Co., Inc. (“Merck”) and, previously, Medco Health Solutions, Inc., which was acquired by Merck during his tenure. At Merck, Mr. Gionco held various financial and accounting positions of increasing responsibility. Mr. Gionco also held senior financial positions at Progenics Pharmaceuticals, Inc. and Odyssey Pharmaceuticals, Inc. (a subsidiary of Pliva, Inc., now Teva Pharmaceutical Industries Ltd.).  Mr. Gionco previously had 7 years of financial auditing experience with a major public accounting firm.  Mr. Gionco holds a B.S. in Accounting from Fairleigh Dickinson University and an MBA in Finance from Rutgers University. Mr. Gionco is a Certified Public Accountant in the State of New York.

Strategy

Our goal is to maintain and fortify a leadership position in the discovery, acquisition and development of novel oncology therapies that target CSCs and to build a fully integrated pharmaceutical company with commercial infrastructure to support the marketing of our CSC-targeted oncology drugs, if approved. The fundamental components of our business strategy to achieve this goal include the following:

•                  Develop and commercialize SL-401 in multiple hematological cancers.  We plan to advance SL-401 into corporate sponsored trials for multiple hematologic cancer indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, where we intend to pursue a Phase 2 registration-directed path. We also plan to initiate trials in additional rare IL-3R+ malignancies including mastocytosis, hypereosinophilic syndrome, other myeloproliferative syndromes, and hairy cell leukemia. These studies could be expanded to serve as platform trials for potential registration. We also intend to pursue larger indications including trials in myeloma myeloma, or MM, and acute myeloid, or AML, in first CR as consolidation therapy, and a Phase 3 trial in third-line AML for potential registration.

•                  Develop and commercialize SL-701 in brain cancer.  We plan to advance SL-701 into a corporate sponsored Phase 2 trial in adult patients with recurrent glioblastoma multiforme, or GBM, following initial treatment with surgery, radiation, and chemotherapy. We believe that the design of this study may enable SL-701 to obtain accelerated regulatory approval and/or serve as the foundation for a subsequent Phase 3 pivotal trial in this indication. We also plan to pursue a Phase 2 trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma, which are also areas of unmet medical need.

•                  Continue to advance and build out our pipeline.  We also plan to advance and build out our pipeline of product candidates. In particular, we plan to advance SL-501 and SL-101, our next generation IL-3R-targeted compounds, into IND-enabling studies.

•                  Leverage our proprietary drug discovery platform, StemScreen®, to identify new therapeutic candidates.  We intend to utilize our proprietary discovery platform, StemScreen®, to continue to identify new CSC-targeted drug candidates. We may conduct some of these efforts internally and/or leverage our platform to engage in strategic collaborations.

•                  Develop commercialization capabilities in North America and Europe.  We believe that the infrastructure required to commercialize our oncology product candidates may make it cost-effective for us to internally develop a marketing effort and sales force. If SL-401, SL-701 or any of our other product candidates is approved by the FDA or other regulatory authorities, we intend to commercialize our product candidates in North America, and potentially in Europe through direct sales and distribution. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous to us.

•                  Continue to both leverage and fortify our intellectual property portfolio.  We believe that we have a very strong intellectual property position relating to the development and commercialization of our product candidates and technology and CSC-targeting in general. We plan to continue to leverage this portfolio to create value. In addition to fortifying our existing intellectual property position, we intend to file new patent applications, and we may in-license new intellectual property and take other steps to strengthen, leverage, and expand our intellectual property position.

SL-401—A targeted therapy directed to IL-3R on CSCs and tumor bulk

Overview

SL-401 is a clinically active targeted therapy directed to the interleukin-3 receptor, or IL-3R. IL-3R is overexpressed on CSCs and/or more mature cancer cells derived from CSCs (i.e., tumor bulk) of multiple hematologic cancers including acute myeloid leukemia, or AML, chronic myeloid leukemia, or CML, myelodysplastic syndrome, or MDS, certain lymphomas including Hodgkin’s disease, multiple myeloma, or MM, and multiple rare hematologic malignancies such as blastic plasmacytoid dendritic cell neoplasm, or

BPDCN, and others. In a completed investigator sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers, single agent SL-401 administered in a single cycle regimen demonstrated anti-tumor activity, including durable CRs, in relapsed or refractory patients. Specifically, a single cycle of single-agent SL-401 induced seven CRs: five CRs in BPDCN and two CRs in relapsed or refractory AML. Notably, SL-401 also improved the median overall survival, or OS, relative to historical data, of the 16 most heavily pretreated AML patients who had failed at least two previous therapies (i.e., third-line or greater) and who received therapeutically relevant doses of SL-401,  with only a single cycle. Further, SL-401 has not demonstrated the protracted myelosuppression typically seen with traditional chemotherapy, which is a key differentiating feature relative to many other hematologic cancer therapies and which we believe is due to the lack of IL-3R expression on normal hematopoietic stem cells. Currently, there are limited effective treatment options for patients with relapsed or refractory hematologic cancers including BPDCN and AML. We believe that a major reason for the failures of traditional treatments to provide long-term benefit is that these traditional treatments target tumor bulk rather than both tumor bulk and CSCs, and are often toxic to the bone marrow. Accordingly, by pursuing hematologic cancer indications with SL-401, a therapeutic that uniquely targets both CSCs and tumor bulk and does not induce the protracted myelosuppression associated with standard therapy, we intend to provide benefit to patients who historically have been difficult to treat with traditional therapies.

We plan to advance SL-401 into corporate sponsored trials for multiple hematologic cancer indications including BPDCN and additional rare malignancies, as well as larger indications including AML and MM. In preparation for these studies, we have completed commercial-scale cGMP production of active pharmaceutical ingredient, or API. Upon completion of drug product formulation and fill-finish, which is currently underway, we plan to submit a corporate sponsored investigational new drug, or IND, application, and initiate trials in multiple indications including BPDCN, where we intend to pursue a Phase 2 registration-directed path. We also plan to initiate trials in additional rare IL-3R+ malignancies including mastocytosis, hypereosinophilic syndrome, other myeloproliferative syndromes, and hairy cell leukemia. These studies could be expanded to serve as platform trials for potential registration. We also intend to pursue larger indications including trials in patients with relapsed or refractory MM and AML in first CR as consolidation therapy, as well as a randomized Phase 3 trial in third-line AML for potential registration. Accordingly, we believe that SL-401 may represent a significant market opportunity.

In June 2013, SL-401 was awarded Orphan Drug designation from the FDA for the treatment of BPDCN. Previously, in February 2011, SL-401 was awarded Orphan Drug designation from the FDA for the treatment of AML.

Blastic plasmacytoid dendritic cell neoplasm (BPDCN)

BPDCN is a rare and aggressive hematologic cancer that carries a poor prognosis. BPDCN had been previously classified as blastic NK cell lymphoma, agranular CD4+/CD56+ hematodermic neoplasm, and plasmacytoid dendritic cell cancer. In 2008, this disease was renamed BPDCN by the World Health Organization, or WHO, due to its derivation from plasmacytoid dendritic cells, which are specialized immune cells. BPDCN most commonly affects middle-aged and older patients and is approximately three times more common in men than women.  This malignancy has features of both lymphomas, including cutaneous lymphomas, as well as leukemias, and typically presents with skin lesions, as well as extracutaneous disease that may include the bone marrow, blood, lymph nodes, and spleen. BPDCN growth in the bone marrow results in decreased blood cell counts, which can lead to serious infections, fatigue, bleeding, and death. Although BPDCN can be controlled for brief periods with various combination chemotherapy regimens, including high dose chemotherapy with allogeneic stem cell transplantation, overall prognosis remains poor. There are currently no approved therapies for BPDCN, and an optimal therapeutic regimen for BPDCN has not yet been established.

Other rare IL-3R cancers

A number of other rare hematologic diseases, each qualifying as an unmet medical need, express IL-3R including hairy cell leukemia, and various myeloproliferative syndromes including mastocytosis, eosinophilic disorders, myelofibrosis, and chronic myelomonocytic leukemia. For a majority of patients with these conditions, there is no effective, disease modifying therapy.

Hairy cell leukemia. Hairy cell leukemia, or HCL, is an uncommon hematological malignancy characterized by a clonal accumulation of abnormal B lymphocytes. Approximately 2,000 new cases of HCL occur annually in the United States. The median age at diagnosis is approximately 62 years with male predominance. Although the 6-year overall survival rate has been estimated to be approximately 80% and there are FDA approved therapies for HCL, including cladribine (Litak® and Movectro®) and pentostatin (Nipant®), there is no permanent cure for the disease.

Mastocytosis. Systemic mastocytosis is a proliferative disorder characterized by an overabundance of mast cells in various organs and tissues. Mastocytosis can be systemic or localized to one or a few organs. The WHO classifies mastocytosis into the following categories: cutaneous, indolent, systemic (with associated hematologic non-mast cell lineage disease), aggressive systemic, mast cell leukemia, mast cell sarcoma, and extracutaneous astrocytoma. There are approximately 3,000 cases of mastocytosis diagnosed annually in the United States. Patients with indolent disease typically have a favorable prognosis, whereas aggressive cases of mastocytosis carry an overall survival of under 3.5 years. There are no currently approved drugs and no cure for mastocytosis. Treatment for aggressive variants includes various chemotherapy agents, imatinib (Gleevec®), corticosteroids, and antihistamines.

Eosinophilic disorders. Primary eosinophilic disorders include chronic eosinophilic leukemia, or CEL, idiopathic hypereosinophilic syndrome, or HES, lymphocyte-variant HES, and primary eosinophilia associated with an 8p11 chromosomal translocation. These rare disorders are characterized by a persistently elevated eosinophil count that may result in various symptoms depending on which organs are involved.  Damage to the heart, lungs, peripheral nervous system, and other organs can occur. An acquired (non-familial) form of HES is particularly aggressive and debilitating. Acquired forms of HES are subclassified as secondary (reactive), idiopathic, and clonal HES, the latter often transitioning into CEL, which can result in myocardial fibrosis and congestive heart failure. Eosinophils are known to ubiquitously express the IL-3R.  Current treatments for CEL include corticosteroids, mepolizumab, alemtuzumab (Campath®), and imatinib (Gleevec®), the latter of which is approved by the FDA for a very small proportion of HES patients who express the FIP1L1-PDGFRA fusion protein. However, some of these agents can cause severe toxicity and may not induce durable responses. Therefore, newer and more effective therapies are needed for certain patients, including those with symptomatic disease and/or extra-cutaneous organ involvement.

Myelofibrosis. Primary myelofibrosis, or PMF, is characterized by the proliferation of an abnormal clone of hematopoietic progenitor cells in the bone marrow and other sites, which results in fibrosis, or the replacement of the bone marrow with collagenous connective tissue fibers that, in turn, causes decreased blood cell counts.  The yearly calculated incidence of PMF in the U.S. ranges from approximately 1,260 to 4,410 individuals per year.  Median age at diagnosis is 65 years. About 20% of affected patients are less than 55 years of age.  Manifestations include decreased blood cell counts, splenomegaly that is commonly painful, and increased immature white blood cells and basophils in the peripheral blood.  The one known treatment of potential long-term benefit is high-dose chemotherapy followed by allogeneic stem cell transplantation.  Other treatment options are largely supportive, and do not alter the course of the disorder.  These options may include administration of folic acid, allopurinol, and/or blood cell transfusions.  Corticosteroids, alpha-interferon and/or hydroxyurea are also used.  Splenectomy is sometimes considered as a treatment option for patients with PMF in whom massive splenomegaly is contributing to anemia because of hypersplenism, particularly if there is a heavy requirement for blood transfusions.  Ruxolitinib (Jakafi®), which has recently received regulatory approval in the United States and elsewhere for the treatment for PMFs, has been associated with symptomatic improvement and increased overall survival, but its overall benefits can be short lived.  Lenalidomide (Revlimid®) and thalidomide (Thalomid®) may also be used in its treatment, though peripheral neuropathy can be a troublesome side effect.

Chronic myelomonocytic leukemia. Chronic myelomonocytic leukemia, or CMML, is characterized by increased numbers of monocytes and immature blood cells (blasts) in the peripheral blood and bone marrow, as well as abnormal appearing cells (dysplasia) in at least one type of blood cell.  CMML features characteristics of both a myelodysplastic syndrome, or MDS, as well as a myeloproliferative disorder, or MPD.  In the United States, the incidence of CMML is approximately less than 3,150 individuals per year and the disease affects approximately 9,450 individuals per year.  One of the most common symptoms of CMML is splenomegaly, found in approximately half of cases. Other less frequent symptoms consist of anemia, fever, weight loss, night sweats, infection, bleeding, synovitis, lymphadenopathy, skin rashes, pleural effusion, pericardial effusion and peritoneal effusion.  CMML can transform into acute myeloid leukemia, or AML, in about 20%-30% of cases.  Most cases are dealt with as supportive rather than curative because most therapies do not effectively increase survival.  Supportive measures include blood transfusions and growth factors such as erythropoietic and granulocyte-stimulating factor.  Reasons for more definitive treatment include the presence of fevers, chills, weight loss, symptomatic organ involvement, increasing blood counts, leukostasis, blood clotting, and/or progressive decreasing blood cell counts. The demethylating agents azacitidine (Vidaza®) and decitabine (Dacogen®) have been used to treat CMML.  High dose chemotherapy followed by bone marrow transplantation is also employed to treat CMML, and may provide long term benefit.

Acute myeloid leukemia (AML)

AML is a hematologic cancer characterized by dysregulated maturation of myeloid cells and failure of the bone marrow to properly function. AML is the most common type of acute leukemia in adults. Approximately 19,000 new AML cases occur annually in the United States, and approximately 27,000 new cases occur annually in Europe. The average age of an AML patient is 67 years. The National Cancer Institute estimated that the one-year survival rate for adult patients with AML was approximately 34%. The one-year survival rate for AML after first relapse is approximately 20%, and after second relapse is approximately 8%. The median OS for AML patients after failing second-line treatment, based on two large series, is 1.5 months. Current first-line treatments for AML include chemotherapy drugs such as cytarabine in combination with an anthracycline such as daunorubicin. In certain circumstances, allogeneic stem cell transplantation is also used. In second-line AML, while there are currently no approved treatments, typical therapies include additional chemotherapy, often cytarabine again at various dosages and regimens. Despite a moderate to high proportion of patients obtaining a CR with first- and second-line chemotherapy, the high relapse rate and poor OS indicate that most patients harbor drug-resistant CSCs following chemotherapy. In third-line AML, there are currently no approved treatments, and these patients frequently have depressed bone marrow function and are often no longer optimal candidates for additional chemotherapy. As such, third-line AML constitutes an unmet medical need.

Multiple myeloma (MM)

MM is a hematologic malignancy that is characterized by the dysfunction of plasma cells, which are white blood cells that produce antibodies. During MM, malignant plasma cells overproduce abnormal monoclonal antibodies and can interfere with normal blood cell function in the bone marrow leading to immunodeficiency. Other common clinical manifestations of advanced MM include osteolytic bone lesions and renal disease. The bone marrow, or BM, microenvironment confers growth, survival, and drug resistance of MM cells, and it has recently been shown that plasmacytoid dendritic cells, or pDCs, which express high levels of IL-3R, are significantly increased in the BM of patients with MM and promote MM proliferation. Approximately 22,000 new cases of MM are reported annually in the United States and approximately 33,000 new MM cases are reported annually in Europe. The median age at diagnosis is approximately 62 years for men and 61 years for women. The median overall survival after conventional treatments is 3-4 years, but high-dose treatment followed by autologous stem cell transplantation can extend the median survival to 5-7 years. Despite FDA approved therapies for MM, including thalidomide (Thalomid®), lenalidomide (Revlimid®), bortezomib (Velcade®), dexamethasone (Decadron®), carfilzomib (Krypolis®), and pomalidomide (Pomalyst®), most patients invariably relapse from the disease.

Myelodysplastic syndrome (MDS)

MDS is a group of hematologic malignancies characterized by dysfunction of the blood and bone marrow, resulting in decreased peripheral blood counts and, at times, evolution into AML. Approximately 16,000 new cases of MDS are reported annually in the United States and approximately 15,000 to 25,000 new MDS cases are reported annually in Europe. MDS occurs most commonly in males 70 years or older. Five-year survival rates for MDS patients vary significantly depending on disease severity and prognosis and range from approximately 55% for low-risk patients, to 7% to 35% for intermediate-risk patients. Virtually all high-risk MDS patients die within five years. Treatment paradigms for MDS patients vary depending on disease classification and risk category. Current first-line treatments include azacitidine (Vidaza®), decitabine (Dacogen®), lenalidomide (Thalomid®), growth factors such as erythropoietic and granulocyte-stimulating factor, chemotherapy, and stem cell transplantation in certain cases. We believe that a large number of patients either do not respond or relapse following first-line treatment, and there are no approved therapies and limited effective treatment options in this high-risk setting.

Chronic Myeloid Leukemia (CML)

Chronic myeloid leukemia, or CML, is a hematopoietic stem cell disease resulting in impaired bone marrow function. Annually, approximately 5,000 new cases are reported in the United States each year and approximately 4,000 to 9,000 new cases are reported each year in Europe. The five-year OS rate for CML patients is 57%. When CML advances to an accelerated or blastic phase, the median OS is less than one year. In patients who have failed or are intolerant to tyrosine kinase inhibitors, or TKIs, a relapsed or refractory setting, the median OS is four to 11 months. Current first-line treatments for CML include three TKIs: imatinib (Gleevec®), nilotinib (Tasigna®) and dasatinib (Sprycel®). In cases of relapse, second and third-line treatments include a TKI not previously used in that patient. In certain circumstances, interferon or bone marrow transplantation is also used.

Hodgkin’s lymphoma (HL)

Hodgkin’s lymphoma, or HL, is a cancer of the lymphatic system that commonly affects lymph nodes in the neck or the area between the lungs and behind the breastbone. Approximately 9,000 new HL cases occur annually in the United States and approximately 12,000-17,000 cases occur annually in Europe. The disease has four subtypes, including nodular sclerosis, lymphocyte-rich, mixed cellularity, and lymphocyte-depleted HL, all of which produce increased numbers of a unique cell type called “Reed-Sternberg” cells. These cells are considered to be the clonal tumor cells of HL and are known to express the IL-3R. Although combination chemotherapy and/or radiation therapy are affective at combating this disease, 20-30% of patients relapse after initial treatment or have primary refractory disease. Of these patients, those who do not obtain a complete remission, or CR, prior to transplantation, or who relapse after second line therapy, have few effective therapeutic options.  Recently, brentuximab vedotin (Adcentris®) received regulatory approval in the United States and elsewhere for the treatment of recurrent or refractory HL.

Design of SL-401 and mechanism of action

SL-401 is a biologic targeted therapy directed to the IL-3R. SL-401 consists of IL-3 recombinantly linked to a truncated diphtheria toxin payload. Mechanistically, the IL-3 domain of SL-401 directs the cytotoxic payload to IL-3R+ cells. SL-401 is then internalized by target cells, leading to intracellular release of the payload, inhibition of protein synthesis and cell death, or apoptosis. Accordingly, the targeting and mechanism by which SL-401 kills cells differs from therapeutics that are commonly used to treat hematologic malignancies. Traditional therapies, such as chemotherapy, largely target rapidly dividing cells, whether malignant or normal, by interfering with DNA replication and other processes. SL-401, in contrast, is a targeted therapy that specifically recognizes and binds to cells expressing IL-3R, a target which is overexpressed on leukemia cells relative to normal cells. Thus, SL-401 preferentially targets malignant, not normal cells, a feature expected to result in fewer toxicities relative to traditional therapies. Moreover, by inhibiting protein synthesis, we believe that SL-401 is able to kill not just rapidly dividing cells, but also slower-growing cells such as CSCs. In addition, the SL-401 payload does not appear to be subject to multi-drug resistance proteins highly expressed on CSCs and tumor bulk. Therefore, unlike traditional therapies which largely target and kill tumor bulk only, SL-401 is designed to target and kill both CSCs and tumor bulk.

IL-3R is normally expressed on certain maturing hematopoietic cells, including maturing myeloid cells, B cells, dendritic cells, mast cells, basophils and eosinophils, and appears to be involved in cell maturation, differentiation, and survival. Importantly, IL-3R is not expressed to a significant degree on normal hematopoietic stem cells. IL-3R is, however, overexpressed on multiple hematological malignancies including AML, BPDCN, MDS, CML, B cell acute lymphoid leukemia, Hodgkin’s and certain aggressive non-Hodgkin’s lymphomas, hairy cell leukemia, and rare malignancies and myeloproliferative disorders involving mast cell, basophilic and eosinophilic lineages including mastocytosis and hypereosinophilic syndrome. In addition to expression on tumor bulk, IL-3R is also expressed on the CSCs of multiple hematologic cancers including AML, CML, MDS, and T-cell acute lymphoid leukemia. Elevated IL-3R expression has been correlated with poor patient prognosis. For example, as described by Vergez in Haematologica in 2011, a higher percentage of IL-3R-expressing, or IL-3R+, CSCs within a patient’s entire tumor correlates with poor outcome. In particular, AML patients with IL-3R+ CSCs that comprise greater than or equal to 1% of their entire leukemia were found to have a worse prognosis than patients with IL-3R+ CSCs that comprise less than 1% of their entire leukemia. We believe that these findings further validate that IL-3R is an important oncology target.

SL-401 preclinical activity and safety

SL-401 has demonstrated preclinical in vitro and in vivo activity against a wide range of hematologic cancer types. In AML, SL-401 is highly active against both leukemia blasts (i.e., tumor bulk) and CSCs of a variety of human leukemia cell lines and primary leukemia cells from patients. In particular, SL-401 demonstrated potent cytotoxicity against leukemic cells in vitro in a dose-dependent fashion with concentrations that inhibit the growth of fifty-percent (50%) of cells, or an IC50,  in the low picomolar range. Notably, normal bone marrow stem cells were relatively insensitive to SL-401. SL-401 also exhibited anti-CSC activity. In particular, SL-401 inhibited AML colony formation, an assay for stem cell activity, compared with normal human bone marrow. As further validation of an anti-CSC effect, SL-401 reduced the incorporation and growth (i.e., tumorigenicity) of AML cells, relative to normal human bone marrow, when treated ex vivo and reimplanted into immunodeficient mice—indicating activity at the level of the CSC. In addition, SL-401 prolonged the survival of mice implanted with human leukemia xenografts compared with untreated mice.

In addition, SL-401 demonstrated very high potency against BPDCN cells from patients, with an IC50 in the femtomolar (10-15 molar) range. SL-401 has also demonstrated preclinical activity against a variety of additional hematologic cancers including certain rare IL-3R+ malignancies such as chronic eosinophilic leukemia, where it produced  IC50 values in the low single-digit picomolar (10-12 molar) range. SL-401 has also shown potent in vitro anti-leukemia activity against CML tumor bulk and CML CSCs, and increased survival in mouse models of human CML taken from patients who were resistant to tyrosine kinase inhibitors, or TKIs. SL-401 has also been shown to possess a synergistic anti-CML effect when used in combination with certain TKIs. SL-401 has also demonstrated potent in vitro anti-tumor activity against several lymphoid cancer types, including lymphoid leukemia (e.g. T cell acute lymphoid leukemia, or T-ALL), Hodgkin’s and non-Hodgkin’s lymphoma, and multiple myeloma, or MM. Interestingly, SL-401 appears to have both a direct as well as an indirect anti-MM effect, the latter seemingly caused by SL-401’s ability to target IL-3R+ hyperproliferative dendritic cells (the cells of origin of BPDCN) that appear to provide a microenvironmental growth stimulus to their neighboring MM cells. This is notable for several reasons including the drug’s novel mechanism of anti-MM action as well as linking the MM and BPDCN diseases via a common plasmacytoid dendritic cell, and IL-3R, target. SL-401 has also been shown to have a synergistic effect against MM when combined with existing therapies including lenalidomide (Revlimid®) and bortezomib (Velcade®).

Phase 1/2 clinical trial—advanced hematologic cancers

Overview

SL-401 demonstrated single agent clinical efficacy, including durable CRs, in a multi-center investigator sponsored Phase 1/2 clinical trial of patients with advanced hematologic cancers, which we refer to as the 401-AHC Study. Specifically, an interim analysis of this trial presented at the annual meeting of the American Society of Hematology (ASH) in December 2013 show that a single cycle of single agent SL-401 induced seven CRs: five CRs in BPDCN and two CRs in relapsed or refractory AML. Although the study was designed so that all patients received only a single cycle of SL-401 treatment, the median OS, relative to historical data, was improved in the 16 most heavily pretreated AML patients who had failed at least two previous therapies (i.e., third-line or greater) and were treated with therapeutically relevant doses, with only a single cycle. Of note, we intend to administer multiple cycles of SL-401 in our future trials, which we believe may increase the efficacy with respect to both clinical response and survival. Further, SL-401 has not resulted in the protracted hematologic toxicity associated with traditional chemotherapy, which we believe is a key differentiating feature relative to other hematologic cancer therapies.

This 401-AHC Study was undertaken in 84 patients with advanced hematologic cancers, including relapsed or refractory AML patients (n=59), AML patients who were poor risk and not candidates for chemotherapy (n=11), high risk MDS patients (n=7), or patients with blastic plasmacytoid dendritic cell neoplasm (BPDCN) (n=7, with “n” representing the number of patients). The median patient age was 65 years, with a range of seven to 84 years of age. Patients received a single cycle of single-agent SL-401 of doses ranging from 4.0 to 22.1 µg/kg/day, consisting of a 15-minute intravenous infusion on either an every-other-day schedule for up to six treatments, or daily for a five-day schedule. Participating sites in the 401-AHC Study were MD Anderson Cancer Center (Houston, TX), Duke University (Durham, NC), the Scott and White Cancer Research Institute/Texas A&M (Temple, TX), the University of Texas Southwestern (Dallas, TX), and the British Columbia Cancer Agency (Vancouver, Canada). Results from the 401-AHC Study, which are set forth below, were presented at the annual meetings of the American Society of Clinical Oncology (ASCO) in June 2013 and ASH in December 2013.

Well-tolerated at clinically active doses

SL-401 was well-tolerated at clinically active doses and had a generally acceptable side effect profile relative to other agents used for advanced hematologic cancers. This included largely transient transaminitis, hypoalbuminemia, edema, thrombocytopenia, fever and chills. This is largely similar to that reported with denileukin diftitox (Ontak®), a compound comprised of human interleukin-2 linked to a truncated diphtheria toxin payload, which is FDA approved and has been marketed for certain forms of cutaneous T-cell lymphoma for over a decade. Of note, many of the side effects of Ontak® have been reported to decrease with each successive cycle administered. Importantly, however, the anticancer activity of Ontak® appears to be maintained, and even augmented, with each successive cycle. In particular, patients who do not respond to an initial cycle have been shown capable of responding to later cycles, and patients who partially responded to an initial or early cycle have also been shown capable of converting to complete responders in subsequent cycles. Ontak® is approved on a daily-for-five-days schedule for eight cycles.

The maximum tolerated dose, or MTD, of SL-401 was 16.6 µg/kg/day for five consecutive days, with tolerable and active doses at 16.6 µg/kg/day as well as 12.5, 9.4, and 7.1 µg/kg/day.

Anti-tumor activity

In the 401-AHC Study, to date, one cycle of SL-401 has demonstrated robust single agent activity, including an 86% overall response rate, or ORR, including 5 CRs, in BPDCN. Additionally, SL-401 reduced leukemia blast counts in the bone marrow (i.e., reduced tumor bulk) or stabilized disease, in approximately half of all treated patients, the majority of whom were heavily pretreated, as summarized below. More specifically, tumor shrinkages or disease stabilizations were seen in 46% of patients with relapsed or refractory AML, 55% of AML who were poor risk and thus not candidates for chemotherapy, 43% of high-risk MDS patients and 86% of BPDCN patients. There were also multiple additional cases of tumor shrinkages in response to a single cycle of SL-401 treatment. Durable CRs were induced in two patients with relapsed or refractory AML. Five additional CRs and one PR occurred after a single cycle of SL-401 in seven patients with BPDCN.

Activity of a single-cycle of SL-401

in patients with advanced hematological cancers

	BPDCN (n=7)	AML (relapsed refractory) (n=59)	AML (> 3rd line) (n=35*)	AML (not chemo candidate) (n=11)	MDS (high risk) (n=7)
Tumor shrinkages/disease stabilization	86%	46%	43%	55%	43%
Tumor shrinkages	86%	25%	23%	27%	29%
	5CRs	2CRs	1CR

AML, Acute myeloid leukemia; MDS, Myelodysplastic syndrome; BPDCN, Blastic plasmacytoid dendritic cell neoplasm; chemo, Chemotherapy; CR, Complete response

*       Subpopulation of relapsed, refractory

A single cycle of SL-401 administered as a single agent induced major objective anti-tumor responses in 6 of 7 (86%) patients with BPDCN, including 5 CRs and 1 PR. Four of the five CRs had durations of at least 3 months, with 2 CR patients still in remission at 15+ and 5+ months. In addition, a single cycle of SL-401 as a single agent induced durable CRs in advanced AML patients. This included a CR of 25+ months duration in a fourth-line AML patient who had failed three previous treatment regimens, including two treatments with high-dose therapy followed by allogeneic stem cell transplantations, prior to entry into the 401-AHC Study. In addition, a patient with AML that was refractory to standard induction chemotherapy experienced a CR lasting 8 months following treatment with a single cycle of SL-401.

Anti-CSC effect

SL-401 was shown to have potential dual activity not only against tumor bulk (as evidenced by tumor shrinkages and stabilizations) but also against CSCs. Bone marrow samples were collected from three patients both before (day 0) and after SL-401 treatment (day 15 and 30) and were tested for CSC activity in an ex vivo colony formation assay (an assay that measures the ability of CSCs to form colonies). As demonstrated by Konopleva in Blood in 2010, and as illustrated below, a considerable decrease in CSC activity was noted at 15 and 30 days after patients were treated with SL-401. At 30 days post-treatment, CSC activity decreased by an average of 79% of that measured at pretreatment, suggesting a clinical anti-CSC effect. We believe that these studies also provide preliminary evidence that the beneficial clinical effects noted in some patients in the 401-AHC Study may have been due, in part, to the anti-CSC activity of SL-401. In particular, reductions in leukemic CSC activity 30 days post-treatment of 79% and 84% were observed in two patients, both of whom notably outlived the historical median OS of heavily pretreated AML patients, with overall survival values of 7.2 months and 13.6 months, respectively. We intend to follow-up on these positive preliminarily provocative data in future clinical trials.

SL-401 demonstrates clinical anti-CSC effect

(adapted from Konopleva et al. Blood 2010; 116:21: Abstract #3298)

Survival signal

In the 401-AHC Study, the median overall survival, or OS was 5.6 months (95% CI: 2.5, 10.8 months) in the 16 most heavily pretreated AML patients treated with therapeutically relevant doses of single cycle SL-401, which is an improvement of several months over historical data reported by Giles et al. in Cancer in 2005.

Overall survival signal in AML patients (>3rd line) treated with only a single cycle of SL-401 (at therapeutically relevant doses*; n = 16 patients)
(Konopleva et al. American Society of Hematology 2012 Abstract #3625)

*Patients received the MTD (16.6 µg/kg/d) or one or two doses below the MTD (9.4 and 12.5 µg/kg/d)

Notably, these results derive from the 401-AHC Study wherein only a single cycle regimen of SL-401 was utilized. We believe that a multiple-cycle administration of SL-401 will further increase the clinical benefit of SL-401. Accordingly, to maximize the potential benefits of SL-401, we plan to administer multiple cycles of SL-401 in all of our planned clinical trials of SL-401.

Clinical and regulatory strategy for SL-401

We plan to advance SL-401 into corporate sponsored trials for multiple hematologic cancer indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and additional rare IL-3R+ malignancies, as well as larger indications including acute myeloid leukemia, or AML and multiple myeloma, or MM. In preparation for these studies, we have completed commercial-scale cGMP production of API. Upon completion of drug product formulation and fill-finish, which is currently underway, we plan to submit a corporate-sponsored IND application, and initiate trials in multiple indications including BPDCN, where we intend to pursue a Phase 2 registration-directed path. We also plan to initiate trials in additional rare IL-3R+ malignancies including mastocytosis, hypereosinophilic syndrome, other myeloproliferative disorders, and hairy cell leukemia.  If the results of these studies are notable, Stemline expects to meet with the appropriate regulatory agencies to define pathways leading to potential registration. We also intend to pursue larger indications including trials in patients with relapsed or refractory MM and AML in first CR as consolidation therapy, as well as a randomized Phase 3 trial in third-line AML for potential registration. We may also pursue investigator sponsored studies in additional indications which may include chronic myeloid leukemia, or CML, and certain lymphomas, including Hodgkin’s lymphoma.

SL-701—a subcutaneously-administered cancer vaccine comprised of synthetic peptides

Overview

SL-701, a clinically active therapeutic cancer vaccine comprised of multiple synthetic peptides, is designed to direct the immune system to attack targets present on the CSCs and tumor bulk of brain cancer. High-grade gliomas, or HGGs, are the most aggressive brain cancers and have a poor prognosis. Treatment options are limited, particularly for adult patients with recurrent or refractory HGG, including glioblastoma multiforme, or GBM, and pediatric patients with HGG, including brainstem glioma, or BSG, and non-brainstem glioma, indications where SL-701 has shown activity. In two completed investigator sponsored Phase 1/2 clinical trials conducted at the University of Pittsburgh School of Medicine, the vaccine, now being developed by Stemline as SL-701, demonstrated single agent anti-tumor activity, including CRs, which is uncommon for a cancer vaccine, particularly in these indications.  Tumor shrinkage or stabilization was noted in 59% (13/22) of HLA-A2+ (as defined below) adult patients with recurrent or refractory HGG (the 701-Adult-RHGG Study), and 87% (26/30) of HLA-A2+ pediatric glioma patients (the 701-Ped-G Study). To date, there have been eight major objective tumor responses (i.e., tumor regressions) in these two studies, consisting of two CRs and six PRs. SL-701 has also induced an additional tumor shrinkage, in the form of a minor response, or MR, a prolonged disease free survival following complete surgical resection (i.e. a clinical complete response, or CCR).

We plan to advance SL-701 into a corporate sponsored Phase 2 trial in adults, as well as a cooperative group led study in children. In preparation for these studies, we have completed commercial-scale cGMP production of API, as well as drug product formulation and fill-finish. Upon submission and acceptance by the FDA of a corporate-sponsored IND, we expect to initiate a Phase 2 trial of SL-701 in adult patients with recurrent GBM, following initial treatment with surgery, radiation, and chemotherapy. We believe that the design of this study may enable SL-701 to obtain accelerated regulatory approval and/or serve as the foundation for a subsequent Phase 3 pivotal trial in this indication. We also plan to pursue a Phase 2 trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma, which are also areas of unmet medical need.

High-grade glioma (including adult glioblastoma and pediatric non-brainstem and brainstem glioma)

Gliomas are histologically heterogeneous tumors that are derived from glial cells in the brain. Gliomas are graded from 1 to 4, based on WHO classifications, with grade 4 glioma (i.e., glioblastoma, or GBM) and grade 3 glioma (i.e., anaplastic glioma, or AG) as the most aggressive gliomas and referred to as high-grade gliomas, or HGGs. GBM makes up the majority of HGG cases, with an annual incidence in adults of approximately 10,000 in the United States and 15,000 to 18,000 in Europe.

The standard of care for newly diagnosed adult GBM is resection, if operable, followed by a combination of radiation and temozolomide (i.e., the Stupp regimen). Although this combination treatment has improved patient outcomes, 85% to 90% of patients ultimately relapse, with a median OS from diagnosis of 15 months. Bevacizumab (Avastin®) received accelerated, but not full, approval for adults with recurrent or refractory adult GBM based, in part, on a response rate endpoint. However, most recurrent patients receiving bevacizumab (Avastin®) do not have durable clinical benefit, and the median OS for these second-line patients is approximately eight to nine months. Currently, no therapies have been approved for GBM patients who fail bevacizumab, which carries a median OS of three to four months.

Pediatric HGG, which includes non-brainstem HGG and brainstem glioma, or BSG, is a highly malignant disease with very poor outcomes. The annual incidence of pediatric HGG is approximately 1,600 to 2,000 in the United States and approximately 3,400 in Europe. No therapy has been shown to have a favorable outcome in this population and almost all patients relapse after receiving first-line treatment. Pediatric patients with newly diagnosed HGG are typically treated with surgery, chemotherapy and/or radiation and have an expected median OS from diagnosis of less than one year.

Design of SL-701 and mechanism of action

SL-701 is a therapeutic cancer vaccine comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin, present on the tumor bulk and/or CSCs of brain cancer. The synthetic peptides that correspond to IL-13Rα2 and survivin are novel artificially constructed mutants designed to be immunogenic to amplify the vaccine’s clinical anti-tumor immune response.

SL-701, like other cancer vaccines, is combined with additional elements designed to promote an immune response, such as a helper peptide and an adjuvant. A helper peptide helps activate cytotoxic T-cells, and is mixed with SL-701 prior to administration. An adjuvant similarly helps stimulate the immune system, and is administered to the patient concurrently with vaccine administration. Whereas the previous studies have used poly-ICLC as an adjuvant, we plan to use granulocyte-colony-stimulating factor, or GM-CSF, and imiquimod, a toll-like receptor 7, or TLR7, agonist, which we believe are commercially viable and state-of-the-art adjuvants.

Phase 1/2 clinical trial—adult recurrent or refractory high-grade glioma

In an investigator sponsored Phase 1/2 clinical trial, the vaccine, now being developed by Stemline as SL-701, was evaluated in adult patients with recurrent or refractory HGG. This study, which we refer to as the 701-Adult-RHGG Study, enrolled 22 HLA-A2+ adult patients with recurrent or refractory HGG, 13 of which had refractory or recurrent GBM, and nine of which had anaplastic glioma, or AG. 50% of patients were second relapse or greater and two of the refractory or recurrent GBM patients had received prior treatment with bevacizumab (Avastin®).  The vaccine was loaded ex vivo onto dendritic cells that had been removed from the patient, which were then re-injected intra/peri-nodally back into the patient with a separate concurrent injection of an adjuvant. This delivery method contrasts with that used in the 701-Ped-G Study and 701-Adult-LGG Study, in which the vaccine was administered to patients and demonstrated activity as a direct subcutaneous injection. The 701-Adult-RHGG Study was a single-arm trial whose objectives were to determine the general safety, dosage and efficacy of the vaccine.

Well-tolerated at clinically active doses

The vaccine was well-tolerated at clinically active doses in the 701-Adult-RHGG Study. Injection site reactions were the most common adverse events and generally resolved within 24 hours. These side effects do not overlap with those of radiation, chemotherapy agents, and anti-angiogenic agents like bevacizumab (Avastin®), which are mainstay therapies used to treat adult HGG. We believe this implies that the development of SL-701-based combination regimens may be feasible.

Clinical activity

In the 701-Adult-RHGG Study, the vaccine demonstrated single agent clinical activity. Forty-six percent (6/13) of refractory or recurrent GBM and 78% (7/9) of recurrent AG patients sustained an anti-tumor response or disease stabilization. This included two durable CRs, one of which occurred in a 62-year-old male GBM patient who was refractory to prior surgical resection, radiation therapy and temozolomide. Following vaccine treatment, this patient’s gadolinium enhanced tumor mass disappeared, and the patient was determined to have sustained a durable CR that exceeded 23 months. Notably, in this patient there was also a significant increase in target-specific T-cells by week 29 as determined by a tetramer assay, consistent with a positive immune response to the vaccine. A recurrent AG patient with anaplastic oligoastrocytoma sustained a CR that exceeded nine months. In addition to the two durable CRs, there were also three PRs. One PR was sustained by a patient with recurrent GBM (second salvage, i.e., third-line) and lasted seven months. Notably, a post-vaccine brain biopsy from this PR patient demonstrated the presence of macrophages and CD8+ T lymphocytes, which are cells of the immune system, within the tumor. We believe this indicates that the vaccine induced the immune system, and cytotoxic T-cells in particular, to migrate to the area of the brain tumor and induce tumor shrinkage by targeting specific antigen-bearing CSCs and tumor bulk. This activity is consistent with the proposed mechanism of action of the vaccine wherein it induces the immune system, and cytotoxic T cell in particular, to cross the blood-brain barrier and attack the antigen expressing tumor. A second PR was sustained by a patient with recurrent GBM whose PR exceeded 11 months in duration. The third PR was seen in a recurrent AG patient.

Eighty-one percent (13/16) of evaluable patients had at least one positive immunological assay. We believe this indicates that the vaccine stimulated the immune system in a highly specific fashion.

Survival signal

The vaccine improved the median, six-month, and 12-month OS of adult patients with refractory or recurrent GBM as well as recurrent AG, compared with historical data. In refractory or recurrent GBM patients treated with vaccine, median OS was 13 months, six-month OS was 80%, and 12-month OS was 55%, as illustrated in the figure below. These rates represent improvements over the historical median OS of five to seven months, the historical six-month OS of 38% to 55%, and the historical 12-month OS of 14% to 25%. Recurrent AG patients treated with vaccine also experienced an improvement in OS compared with historical results.

Kaplan-Meier survival curve
of recurrent or refractory adult HGG patients treated with vaccine
(Okada et al., Journal of Clinical Oncology 2011; 29:330-336)

Phase 1/2 clinical trial—pediatric glioma

In a completed investigator sponsored Phase 1/2 trial, the vaccine was evaluated in pediatric patients with glioma. This study, which we refer to as the 701-Ped-G-Study, was undertaken in 30 HLA-A2+ pediatric patients with glioma. Twenty of these patients had newly diagnosed brainstem glioma, or BSG, four had newly diagnosed non-brainstem HGG, three had recurrent non-brainstem HGG and three had multiply recurrent low-grade glioma, or LGG. Patients received a direct subcutaneous injection of the vaccine (without dendritic cells) in the right or left upper arms associated with intact draining auxiliary lymph nodes once every three weeks with a separate concurrent injection of an adjuvant. This 701-Ped-G Study was a single-arm trial whose objectives were to determine the general safety, dosage and efficacy of the vaccine.

Well-tolerated at clinically active doses

The vaccine was well-tolerated at clinically active doses in this 701-Ped-G Study. Adverse effects included local injection site reactions and low grade fever in almost all patients, which were generally mild and controlled with analgesics.

Clinical activity

In this 701-Ped-G Study, the vaccine demonstrated single agent clinical activity. Eighty seven percent (26/30) of evaluable patients sustained durable tumor reductions or disease stabilizations, including three patients who experienced durable PRs. One of these PR patients is a child with newly diagnosed BSG whose PR demonstrated greater than 50% tumor shrinkage and was 15 months in duration. The second PR occurred in a child with newly diagnosed non-brainstem HGG and was 14 months in duration. The third PR occurred in a child with multiply recurrent LGG and was nine months in duration. Also, a MR was induced in a pediatric patient with non-brainstem HGG. An additional child with newly diagnosed non-brainstem HGG had prolonged disease-free status of 20 months following surgery. In addition, there were four stable disease patients who survived at least 13 months.

In five cases, tumor pseudoprogression was seen. Tumor pseudoprogression is believed to represent a positive sign, or surrogate marker, of anti-tumor activity. Tumor pseudoprogression is manifested by edema and contrast enhancement on MRI and can transiently mimic tumor progression prior to regression and thus must be carefully monitored. Pseudoprogression has been noted with the introduction of effective treatments for brain tumors, such as stereotactic radiotherapy, which have led to tumor responses. Notably, the PR patient whose response lasted 15 months is believed to have experienced tumor pseudoprogression prior to the PR.

Positive immunological assays (both ELISPOT and tetramer assays) were demonstrated in six of seven evaluable children, including the newly diagnosed BSG pediatric patient who sustained a durable PR that lasted 15 months. We believe that these data indicate that vaccine treatment stimulated the immune system in a highly specific fashion.

Low-grade glioma trial in adult patients

An investigator sponsored study of the vaccine was also conducted at the University of Pittsburgh School of Medicine in adult patients with LGG, which we refer to as the 701-Adult-LGG Study. Twenty-three HLA-A2+ patients have been enrolled, including twelve with newly diagnosed high-risk LGG without prior radiotherapy, one with newly diagnosed high-risk LGG with prior radiotherapy and ten with recurrent LGG. Patients were treated with the vaccine via direct subcutaneous injection every three weeks. The vaccine was well-tolerated and demonstrated immune responses in high-risk adult patients with LGG. Side effects were minimal with one grade 3 fever. Sustained and specific immune responses, as assessed by ELISPOT assays, were observed in the majority of evaluable patients. A positive correlation between immune response and progression-free survival, or PFS, was noted. Although a thorough evaluation of PFS requires a longer observation period, among 17 patients who completed eight courses, 10 had stable disease.

Clinical and regulatory strategy for SL-701

We plan to advance SL-701 into a corporate sponsored Phase 2 trial in adults, as well as a cooperative group led study in children. In preparation for these studies, we have completed commercial-scale cGMP production of API, as well as drug product formulation and fill-finish for use in our clinical trials. Upon submission and acceptance by the FDA of a corporate-sponsored IND, we expect to initiate a Phase 2 trial of SL-701 in adult patients with recurrent GBM, following initial treatment with surgery, radiation, and chemotherapy. We believe that the design of this study may enable SL-701 to obtain accelerated regulatory approval and/or serve as the foundation for a subsequent Phase 3 pivotal trial in this indication. We also plan to pursue a Phase 2 trial of SL-701 in pediatric patients with brainstem and non-brainstem HGG, which are also areas of unmet medical need.

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

StemScreen®-2

StemScreen®-2 is a proprietary high throughput drug discovery platform we are developing to discover novel anti-CSC compounds. Traditional oncology drug discovery screens have largely relied upon readouts that measure activity against tumor bulk, and have not been specifically designed to identify compounds with activity against CSCs. StemScreen®-2 is based on a key discovery that immortal cancer cell lines harbor not only tumor bulk but also CSCs. This discovery enables compounds to be screened, in a high throughput manner, for activity against CSCs in their natural state.

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

Notably, prior to the development of StemScreen®-2, screens for anti-CSC compounds had been limited due to 1) reliance on finite sources of primary tissue specimens rather than immortal cancer cell lines, and 2) purification of CSCs away from the rest of the tumor, each thereby limiting screens to small libraries in relatively low throughput systems. Moreover, displacement of CSCs from their tumor microenvironment is not ideal because it can lead to unwanted changes in the CSC phenotype. Additionally, other CSC-focused screens have recently been developed that require artificial manipulation to create the CSC phenotype from non-CSCs in the context of an immortal cell line. Thus, we believe that StemScreen®-2, unlike other CSC-focused screening systems, is distinct because it is both high throughput and accurately represents the CSC phenotype in its native, unaltered state.

An initial screen of a moderately sized chemical compound library led to the identification of several “hits,” comprising 2.4% of the library which demonstrated activity against CSCs with greater than 50% growth inhibition. Several of these compounds were then further validated using secondary functional assays to confirm anti-CSC activity. We are currently optimizing and miniaturizing StemScreen®-2 for larger scale screening as well as expand its applicability for use in a broad range of tumor types. We have partnered with a major academic research institution with significant experience in high throughput and high-content screening for assay optimization and plans to undergo a large chemical library screening are underway.

Preclinical pipeline

Stemline has discovered and developed a pipeline of small molecules and monoclonal antibody-based, or mAb-based, compounds directed to targets on CSCs and tumor bulk. This pipeline was built through a variety of methods, including target and lead discovery via StemScreen®, as well as through in-licensing of certain key intellectual property (see Table below).

Target	Compound	Class	In Vitro Efficacy	In Vivo Efficacy
IL-3R	SL-501	Targeted therapy	+	+
IL-3R-alpha (CD123)	SL-101	mAb-based	+
Glypican-3, Tie-1		mAb-based
Undisclosed	SL-601	mAb-based
Frz, Smo, Ptc		mAb-based
CD133		mAb-based
Notch	SL-301	Small molecule	+	+
Undisclosed	SL-201	Small molecule	+

IL-3R-targeted platform.  We have leveraged our demonstration of clinical proof of concept for the IL-3R target with SL-401 as well as our know-how and intellectual property around IL-3R, to invest in and build out a larger IL-3R-targeted platform which currently includes the two additional product candidates: SL-501 and SL-101, our second and third generation IL-3R-targeted product candidates, respectively. Each of these product candidates has distinguishing characteristics. SL-501 is a rationally designed variant of SL-401 that binds to IL-3R with high affinity and has shown elevated potency against hematologic cancer cells both in vitro and in in vivo xenograft experiments. Because of the high potency of SL-501, less drug may be required to treat patients.  SL-101 is a mAb-conjugate that binds to the alpha chain of IL-3R (CD123). IL-3R is comprised of both an alpha and beta chain. SL-101 has demonstrated potent in vitro cytotoxic activity against several hematologic cancer cell lines. We plan to advance SL-501 and SL-101 into IND-enabling studies.

In addition, we have identified small molecules, SL-301 and SL-201, directed to Notch and an undisclosed target, as well as a mAb program, SL-601, directed to an undisclosed target, which are all in early development. We have also in-licensed intellectual property directed to mAb-based therapeutics to validated oncology targets including Glypican-3, Tie-1, CD133, Frizzled, Smoothened and Patched. Some of these antibody targets are also being pursued by other biopharmaceutical companies. We may develop, or partner with third parties to develop, one or more of these mAbs. As with our StemScreen® discovery program, we may conduct some of these efforts by using third party contractors or by building/acquiring internal laboratories facilities.

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

Our intellectual property portfolio contains 18 issued patents and 35 pending applications in the U.S. and worldwide of both in-licensed and Stemline-originated inventions. This portfolio includes patents and proprietary rights around (i) Stemline’s drug candidates and (ii) CSC-focused intellectual property, which includes early and broad filings in the CSC field covering CSC therapeutics, diagnostics, including companion diagnostics, and drug discovery.

Patents and Proprietary Rights Covering Stemline’s Drug Candidates

We have an exclusive worldwide license to SL-401. These patent rights include issued U.S. patents 8,470,307 and 7,763,242 covering methods of treating AML and MDS that both expire in 2027. There are also additional pending U.S. applications directed to methods of using SL-401 to treat other diseases that, if issued, would also expire in 2027. In addition, we have filed foreign patent applications for the method of using SL-401 to treat various diseases, although there can be no assurances that such patents will be issued. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-401 for the treatment of both AML and BPDCN and by the provisions of the Biologics Price Competition and Innovation Act of 2009.  See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009”.

We have an exclusive worldwide license to SL-701 component, IL-13Rα2 mutant, a non-exclusive worldwide license to SL-701 component, EphA2, and have filed a PCT patent application to SL-701 component, survivin mutant. This intellectual property consists of an issued U.S. composition of matter patent (U.S. Patent 7,612,162) directed to an immunogenic mutant IL-13Rα2 peptide expiring in 2025, issued U.S. method of use patents (U.S. Patents 7,297,337 and 8,114,407) directed to the use of EphA2 peptides used in SL-701 expiring in 2024 and 2025, and a pending PCT patent application directed to the use of an immunogenic mutant survivin peptide that, to the extent it issues, would be expected to expire in 2033.  We also have additional pending patent applications directed to methods of using SL-701 components to treat certain diseases which if issued, for which there can be no guarantee, would provide additional protection in the United States and certain non-U.S. territories and would expire in 2024, 2025, or 2033.

We also in-licensed or own exclusive patent rights, which includes issued patents and pending patent applications in the U.S. and abroad to our preclinical assets.

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

•                  A family of intellectual property covering methods to treat cancer through use of antibody-based compounds directed to IL-3R, including U.S. Patent 7,651,678; U.S. Patent 6,733,743; U.S. Patent 8,163,279; and other pending applications. Patent protection, to the extent it has or may issue, would be expected to extend to 2021; and

•                  Pending patent applications covering CSC-focused drug discovery, including a novel high throughput screen to discover compounds that target CSCs. Patent protection, to the extent it issues, would be expected to extend to 2025.

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

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of oncology and filing patent applications potentially relevant to our business. In order to contend with the inevitable possibility of third-party intellectual property conflicts, from time to time, we review and assess the third-party intellectual property landscape for competitive and other developments that may inform or impact our intellectual property development and commercialization strategies.

From time to time, we may find it necessary or prudent to obtain licenses from third-party intellectual property holders. Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, where a third-party holds relevant intellectual property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all. Accordingly, we attempt to manage the risk that such third-party intellectual property may pose by conducting, among other measures, freedom-to-operate studies to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third-party intellectual property. As our programs advance, we continue to monitor the intellectual property landscape in an effort to assess the advisability of licensing third-party intellectual property or taking other appropriate steps to address such freedom-to-operate or development issues in the manner we deem in the best interests of the Company.

With respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates or discovery platform will be free of claims by third-party intellectual property holders or whether we will require licenses from such third parties. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we might face patent litigation by the third-party. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or not infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our discovery platform as a result of patent infringement claims asserted against us and/or face a significant monetary damages award. This could have a material adverse effect on our business.

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

The agreement survives until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We may terminate the license in whole or on a country-by-country and product-by-product basis upon prior written notice to Scott and White. If either we or Scott and White breach a material obligation under the agreement, and such obligation is not cured within a specified period of time following written notice from the other party, then the non-breaching party may terminate the agreement upon an additional written notice.

In addition, the agreement provides for Scott and White to conduct a research program with SL-401. In March 2010, the agreement was amended to further the regulatory advancement of SL-401. We have made certain payments to Scott and White for such research services pursuant to the agreement, which to date total approximately $0.8 million in the aggregate. Additionally, upon our request, the agreement requires Scott and White to either assign to us its IND for SL-401 or grant us the exclusive right to reference its IND in the event we file our own IND for SL-401. We may assign the agreement to an affiliate of ours, a purchaser of all or substantially all of our assets or in connection with a merger, change in control or similar transaction by us.

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

We paid the University an initial license fee and will pay the University annual license maintenance fees until the first commercial sale of a licensed product. To date, we have paid an aggregate of approximately $0.4 million in fees to the University under the agreement. We must also pay the University a low-single digit royalty as a percentage of net sales of licensed products by us or our sublicensees, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize the licensed products. We must also pay a minimum annual royalty following the first commercial sale of a licensed product, but only to the extent the minimum annual royalty amount is greater than the annual royalty otherwise due. We also must pay the University a percentage of non-royalty revenue we receive from our sublicensees, which decreases if we enter into the applicable sublicense agreement after a certain clinical milestone has been met. We also must make certain payments to the University of up to approximately $4.1 million upon the achievement of specific regulatory and commercial milestone events.

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

Cambridge University Technical Services Limited

Exclusive Patent and Non-Exclusive Know-How License Agreement (Platform Technology)

In September 2004, we entered into a license agreement with Cambridge University Technical Services Limited, or CUTS, relating to our StemScreen® platform technology. Under the agreement, we acquired an exclusive, royalty-bearing, worldwide license under patent rights owned by CUTS to develop, manufacture, have manufactured, use, sell, offer to sell, market, have marketed, import, have imported, export and have exported products covered by the patent rights, including a platform technology to discover and screen for compounds that target CSCs. The patent rights exclusively licensed to us under the agreement are described in more detail above under “Business — Patents and Proprietary Rights.” The license is subject to certain rights retained by CUTS for academic research and teaching. We also acquired a non-exclusive, worldwide license to know-how related to the licensed patent rights. The agreement provides us with full sublicensing rights. Under the agreement, we paid an upfront license fee and are obligated to make milestone payments of up to an aggregate of $1.7 million upon specified regulatory events, as well as pay royalties of less than 1% on sales of licensed products. CUTS may terminate the agreement, including our rights to the platform technology, for specified cause or upon certain events involving our bankruptcy or insolvency.

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

There are several biopharmaceutical companies whose primary focus appears to be developing therapies against CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Dainippon Sumitomo Pharma Co. Ltd., Bionomics Limited and Stem CentRx, Inc.  There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound.  These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. Company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others.  Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401, including Ambit Biosciences Corporation, Celator Pharmaceuticals, Inc., Celgene Corporation, Clavis Pharma ASA, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), CSL Limited and Sunesis Pharmaceuticals, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, among others.  There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.).  There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Celldex Therapeutics, Inc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Agenus Inc., Merck & Co. Inc., Novartis AG, Roche Holding AG and others.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Competition for SL-401

There are a number of companies working to develop new treatments for AML and other hematologic cancers, including Cyclacel Pharmaceuticals, Inc., Sunesis Pharmaceuticals Inc., Genzyme Corporation (now a Sanofi company), Clavis Pharma ASA, Ambit Biosciences Corporation, Celgene Corporation, Eisai Co. Ltd., Macrogenics Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, and Celator Pharmaceuticals, Inc., among others.

Unlike many of these drug candidates, SL-401 has been developed to target both tumor bulk and CSCs and, to date, has been shown to spare the bone marrow of toxicity. While SL-401 is currently being developed as a single agent, its favorable safety profile suggests the potential to safely combine it with other agents.

Competition for SL-701

There are a limited number of drugs used for the treatment of brain cancer, including Temodar® (Merck & Co., Inc.), nitrosureas including Gliadel® (Eisai Co., Inc.), and Avastin® (Roche Holding AG). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing including Roche Holding AG, Novartis AG, Merck & Co., Inc., Celldex Therapeutics, Inc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Agenus Inc., and others.

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

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, or the PHSA, and related regulations, and other federal, state and local statutes and regulations. Biological products include, among other things, viruses, therapeutic serums, vaccines and most protein products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include a clinical hold, refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil or criminal penalties, or withdrawal of an approval.  Any administrative action or judicial enforcement action could have a material adverse effect on us.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug or biologic, proposed packaging and labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. We believe that we will be required to submit BLAs for SL-401 and SL-701.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or a BLA, or supplement to an NDA or a BLA, that covers a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted unless FDA were to issue a regulation to require pediatric assessments.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.  Also, in this inspection, FDA seeks to determine whether the manufacturing conforms with application commitments, the authenticity and accuracy of data, and the adequacy of the company’s analytical methodology.  Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with current good clinical practice, or cGCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.

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

In June 2013, SL-401 was awarded Orphan Drug designation from the FDA for the treatment of BPDCN. Previously, in February 2011, we received Orphan Drug Designation for SL-401 for the treatment of AML in the United States.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug and biological products that meet certain criteria. Specifically, new drug and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the drug product alone or in combination with one or more other drugs for the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider reviewing sections of the NDA or BLA on a rolling basis before the complete application is submitted.  In addition, the sponsor and FDA would agree on a schedule for the submission of the sections of the NDA or BLA.  If the FDA agrees to a rolling review of a NDA or BLA, and determines that the schedule is acceptable,  the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

Any product submitted to the FDA for marketing approval, including those submitted to a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.  Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared with marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review with the goal of taking Agency action on a marketing application within 6 months.

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

Post-Approval Requirements

Any drug or biological products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of unanticipated changes in distributed products which would require field alert reports (FARs) for NDAs and biological product deviation reports (BPDRs) for BLAs, reporting of adverse events, providing the FDA with updated safety and efficacy information on an annual basis or as required more frequently for specific events, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions against promoting drugs and biologics for uses or in patient populations that are not described in the drug’s or biologic’s approved labeling (known as “off-label promotion”), rules for conducting industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including for cause inspections; warning letters from the FDA, including demands for immediate discontinuation of noncomplying materials; adverse publicity; mandated corrective advertising or communications with doctors; and civil or criminal penalties. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of comprehensive records and documentation. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are also required to register their establishments and list any products made there with the FDA and comply with related requirements in certain states, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of penalties for failure to comply with the terms of the consent decree, audits conducted by outside experts, extensive reporting requirements,  and possible withdrawal of the product from the market. Historically, the minimum term of an FDA consent decree has been five years, and violation of consent decree terms results in the extension of the consent decree term.

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

The BPCIA also created a 12-year period of reference product exclusivity, which can be extended to 12.5 years with pediatric exclusivity. The 12-year exclusivity period begins on the date of first licensure of the reference product under the PHSA and during which the licensure of a follow-on application for a biosimilar or interchangeable product cannot be made effective. During the first four years (or four and one-half years with pediatric exclusivity) of the 12-year period, an application for a biosimilar or interchangeable version of the reference product cannot be submitted to the FDA. Under the FY2014 budget proposal President Obama submitted to Congress in 2013, the Administration requested that reference product exclusivity would decrease from 12 to seven years beginning in 2013. Congress has not yet enacted such a change in the BPCIA, but could move to enact such a decrease in the reference product exclusivity period.

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

In February 2012, the FDA issued three draft guidance documents on biosimilar product development. The FDA is soliciting comments on the draft guidance documents which are described by the FDA as follows: (1) Scientific Considerations in Demonstrating Biosimilarity to a Reference Product, which is intended to assist companies in demonstrating that a proposed therapeutic protein product is biosimilar to a reference product for the purpose of submitting an application, called a “351(k)” application, to the FDA. This draft guidance describes a risk-based “totality-of-the-evidence” approach that the FDA intends to use to evaluate the data and information submitted in support of a determination of biosimilarity of the proposed product to the reference product; (2) Quality Considerations in Demonstrating Biosimilarity to a Reference Protein Product, which provides an overview of analytical factors to consider when assessing biosimilarity between a proposed therapeutic protein product and a reference product for the purpose of submitting a 351(k) application; and (3) Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009, which provides answers to common questions from people interested in developing biosimilar products. We cannot predict when or whether these draft guidance documents will be finalized or what changes the agency may make in its approach to implementation of the BPCIA.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General and the Office of Civil Rights), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, state attorney generals and state and local governments.  For example, sales, marketing and scientific/educational grant programs must comply with the federal Antikickback Statute, the federal False Claims Act, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, the Veterans Health Care Act of 1992, and the federal Antikickback Statute, each as amended.  If products are made available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain pharmaceutical products at a reduced price to four federal agencies including the United States Department of Veterans Affairs, the United States Department of Defense, the Coast Guard, the Public Health Service and certain private Public Health Service designated entities (including the Indian Health Service) in order for reimbursement to be available for our product under Medicare and Medicaid.  FSS pricing to these four agencies must be equal to or less than the federal ceiling price (“FCP”), which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price for the prior fiscal year.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug or biological candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Manufacturing

We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. For past investigator sponsored studies, all drug substance and drug product for SL-401 and SL-701 was manufactured at academic and contract manufacturing organizations, or CMO, facilities, as directed by our academic collaborators. We have now developed manufacturing processes that are suitable for full-scale cGMP manufacturing.  Additionally, we are currently qualifying FDA-audited third-party CMOs to produce sufficient quantities of SL-401 and SL-701 drug substance and drug product of suitable quality for our contemplated corporate sponsored clinical trials and potential commercialization. Our manufacturing programs are being managed by our manufacturing team, which is comprised of full-time employees and consultants with experience in manufacturing pharmaceutical drug substance and drug products.

SL-401 Manufacturing and Supply

SL-401 is a recombinant protein generated from an antibiotic-resistance driven DNA-based plasmid vector and manufactured by bacterial fermentation in E. Coli. For past investigator sponsored studies, SL-401 was manufactured at Wake Forest University. We have optimized the protein expression, generated cGMP master and working cell banks, and developed the fermentation and purification steps of our manufacturing process to be suitable for scale-up in standard manufacturing equipment. This technology has been transferred to a third-party CMO with expertise in bacterial fermentation, which has further optimized and scaled-up the process in their cGMP production suite. The SL-401 drug substance has now met standard industry quality specifications and is adequate to support our planned corporate sponsored clinical trials. The drug product formulation and manufacturing process has been finalized and is currently being transferred to a third-party CMO with expertise in product manufacture for clinical and commercial supply.

SL-701 Manufacturing and Supply

SL-701 is a multi-peptide vaccine that is comprised of several short synthetic peptides. Each of the component peptides of SL-701 is manufactured individually by solid-phase synthesis and all have been prepared to acceptable quality specifications in cGMP manufacturing equipment by our third party CMO. The manufacturing scale and product quality is adequate to supply our planned corporate sponsored clinical studies. We have also now developed a stable formulation that combines the individual peptides in a single sterile solution to generate SL-701 drug product. This manufacturing process was transferred to a third-party CMO with expertise in sterile product manufacture. This CMO has now produced cGMP drug product of sufficient quality and quantity to supply our planned corporate sponsored clinical trials and at a scale that we believe will be suitable for commercialization.

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

Research and Development

Company sponsored research and development expenses totaled $16.2 million in 2013, $3.4 million in 2012, and $1.6 million in 2011.  “Research and development expenses” consist of costs associated with the development of our product candidates and our platform technology, which include: clinical trial costs, CMC-related costs, nonclinical costs, employee related expenses, external research and development expenses, license fees and milestone payments related to in-licensed products and technology, and facilities, depreciation and other allocated expenses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of March 28, 2014, we had 17 full-time employees, 6 of whom hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Before we generate any revenues from product sales, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the FDA, qualify a third-party contract manufacturer, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our contract manufacturer is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have not submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for trial initiation or marketing. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

•                  delays or failure in obtaining the necessary approvals from regulators or institutional review boards, or IRBs, in order to commence a clinical trial at a prospective trial site or to market our product candidates;

•                  our inability to manufacture, or obtain from third parties, adequate supply of drug substance or drug product sufficient to complete our preclinical studies and clinical trials;

•                  our inability to manufacture, or obtain from third parties, adequate supply of drug substance, drug product or adjuvant therapies sufficient to complete our preclinical studies and clinical trials;

•                  risk of loss of drug product, adjuvants and/or other components of the product, due to third-party storage and distribution of such supplies;

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

•                  governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; or

•                  differing interpretations of data by the FDA or similar foreign regulatory agencies.

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

The results of preclinical studies and early-stage clinical trials of product candidates may not be predictive of the results of subsequent later-stage clinical trials. Product candidates in later-stage clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our future clinical trial results may not be successful for these or other reasons.

This drug candidate development risk is heightened by any changes in planned clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our planned clinical trials may be adversely affected by the following anticipated changes:

•                  As we optimize and scale-up production of SL-401 and SL-701, there will be manufacturing, formulation and other process and analytical changes that are part of the optimization and scale-up typically necessary for producing drug substance and drug product of a quality and quantity sufficient for later-stage clinical development and commercialization.  Delays in any of these steps may delay initiation and completion of clinical trials.  We will also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product.  Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. We may determine that certain doses and regimens are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

•                  We plan to treat patients with certain indications that have not yet been treated with SL-401. These may include certain rare malignancies such as mastocytosis, hypereosinophilic syndrome, myelofibrosis, chronic myelomonocytic leukemia, hairy cell leukemia, and others, as well as multiple myeloma, or MM, and early stages of acute myeloid leukemia, or AML. In these instances, we may choose to treat patients at several different doses and multi-cycle dosing regimens to determine to optimal doses and regimens for both near-term and long-term disease control in each indication.

•                  We plan to develop SL-701 as an injection administered under the skin, or subcutaneously, in future trials. The 701-Ped-G Study and 701-Adult-LGG Study used this method of delivery. The 701-Adult-RHGG Study used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to vaccine peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Thus, our plan continues the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

•                  We plan to manufacture and formulate SL-701 as a mixture of IL-13Rα2 mutant peptide, EphA2 peptide, survivin mutant peptide, and a helper peptide.  In the 701-Ped-G and 701-Adult-RHGG Studies, the vaccine, which is comprised of IL-13Rα2 and EphA2, was mixed with additional peptides, including YKL-40 and GP-100 peptides in the Adult-RHGG Study, and survivin wildtype peptide in the 701-Ped-G Study. We have decided to advance SL-701 into future trials with an additional peptide — an immunogenic mutant form of survivin. Whereas wildtype survivin had been used previously in the 701-Ped-G Study in combination with IL-13Rα2 and EphA2, we believe that an immunogenic mutant form of survivin may provide benefit over wildtype when combined with IL-13Rα2 and EphA2.

•                  We plan to change the adjuvant used in the administration of the vaccine from poly-ICLC to granulocyte-colony-stimulating factor, or GM-CSF, and imiquimod which we believe are commercially viable and state-of-the-art adjuvants.

•                  In some of our future trials, we may combine SL-401 or SL-701 with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We have not yet clinically tested these combinations. While there do not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities. Accordingly, we plan to conduct early analyses of safety in such trials and make any appropriate adjustments, if necessary.

Any of the aforementioned, or other, changes could make the timing, including initiation, patient accrual, or results of our planned clinical trials or other future clinical trials, less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases). In particular, SL-401 is being developed initially in BPDCN and other rare diseases as well as AML; and SL-701 is being developed in adult and pediatric brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the incidences of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our planned clinical trials.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate data related to toxicity and other data required to support the submission of a BLA or an NDA to the FDA. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401 and SL-701, another key element of our strategy is to identify and test additional compounds that target CSCs in a variety of different types of cancer, including SL-501 and SL-101. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the testing of new compounds and potential new uses of existing compounds.  The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We have incurred net losses from operations from our inception through December 31, 2013 of approximately $44.9 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401 and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

We have no significant current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we obtain approval from the FDA or other regulatory authorities, and we successfully commercialize one or more of our compounds. As the outcome of our planned and anticipated clinical trials is highly uncertain, our estimates of clinical trial costs necessary to successfully complete the development and commercialization of our product candidates may differ significantly from our actual costs. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•                  our need and ability to hire additional management and scientific and medical personnel;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•                  delay, limit, reduce or terminate preclinical studies, clinical trials (including patient accrual) or other research and development activities for one or more of our product candidates; or

•                  delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by an economic downturn, a volatile business environment or an unpredictable and unstable market. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to secure, more costly, and/or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

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

•                  satisfy our obligations under our in-license agreements; and

•                  manage our spending as costs and expenses increase due to drug discovery, preclinical development, clinical trials, regulatory approvals, manufacturing and commercialization.

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that target CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Dainippon Sumitomo Pharmaceuticals, Bionomics Limited and Stem CentRx, Inc.  There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound.  These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc,  Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. Company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others.  Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401, including Ambit Biosciences Corporation, Celator Pharmaceuticals, Inc., Celgene Corporation, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), Janssen Pharmaceutical Companies of Johnson and Johnson, and Sunesis Pharmaceuticals, Inc., among others.  There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.).  There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Celldex Therapeutics, Inc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Agenus, Inc., Merck & Co. Inc., Novartis AG, Roche Holding AG and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Ivan Bergstein, M.D., our Chairman, Chief Executive Officer and President, and Eric K. Rowinsky, M.D., our Executive Vice President, Chief Medical Officer and Head of Research and Development, Ken Hoberman, our Chief Operating Officer, David Gionco, our Vice President of Finance and Chief Accounting Officer, as well as other employees, consultants and scientific and medical collaborators. As of March 28, 2014, we had 17 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

•                  unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•                  our inability to build our own commercial infrastructure to manufacture, market and sell our product candidates; and

•                  our inability to build and staff, or enter a partnership to support, a commercial distribution capability.

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

Even if SL-401, SL-701 or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, third-party payors, patients and the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

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

Risks Related to Our Dependence on Third Parties

Third parties have conducted all clinical trials of SL-401 and SL-701 so far, and our ability to influence the design and conduct of such trials was limited. Our plans to assume control over the future clinical and regulatory development of such product candidates will entail additional expenses and require us to rely on additional third parties. Any failure by a third-party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products.

To date, we have not sponsored any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions have conducted and sponsored all clinical trials relating to SL-401 and SL-701 under their own INDs. Because the completed SL-401 and SL-701 clinical trials were investigator sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

While we plan to assume control of the overall clinical and regulatory development of SL-401 and SL-701 going forward, we have so far been dependent on contractual arrangements with each investigator and their respective academic institutions, and will continue to be until we assume control. Such arrangements provide us certain information rights with respect to the completed trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the completed trials. If these obligations are breached by the investigators or institutions, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Company-sponsored trials, then our ability to design and conduct our planned Company-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the adequacy of our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party contract manufacturers to produce sufficient quantities of SL-401 and SL-701 for future clinical trials, preclinical testing and commercialization. If we are unable to arrange for or maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401 or SL-701 or may be delayed in doing so.

We also expect to rely upon third parties to produce drug product required for the clinical trials and commercialization of our other product candidates, including SL-101 and SL-501.  If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we use to manufacture our drugs. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for a clinical trial, including an ongoing clinical trial, due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We are working with our contract manufacturer to optimize the manufacturing processes for SL-401 and SL-701 drug substance and drug product so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our planned clinical trials and ultimate commercialization. Our manufacturer may not be able to adequately demonstrate that an optimized product candidate is comparable to a previously manufactured product candidate which could cause significant delays and increased costs to our programs. Our manufacturer may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third parties with whom we currently work may need to increase their scale of production and/or we will need to secure additional suppliers.

We rely on a single third-party to manufacture and supply each of our lead product candidates. Any problems experienced by a vendor could result in a delay or interruption in the supply of our product candidate to us until this vendor cures the problem or until we locate and qualify an alternative source of supply.

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. For each of our lead product candidates we currently rely on a single third-party to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. Any prolonged disruption in the operations of our third-party manufacturer could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development and any commercialization costs. In addition, we may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the validation and commercialization of our product candidates could negatively affect our business.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. patents for certain methods of using SL-401 to treat AML and MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. Although we have an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide used in SL-701, which has been altered to make it more stimulatory to the immune system and thus designed to increase a patient’s immune response to SL-701, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide used in SL-701, we do not have any composition of matter patent protection. We do not expect that we will be able to obtain such protection in the future. While we have filed a PCT pending patent applications directed to methods of use of a survivin mutant peptide to be used in SL-701, we do not have any composition of matter patent protection. We do not expect that we will be able to obtain such protection in the future. While we have patent applications pending in the United States and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen®.

Although we have various patent applications pending in the United States and/or abroad that we anticipate may result in additional protection for both SL-401, SL-701 and StemScreen®, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide meaningful protection for SL-401, SL-701 or StemScreen®. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

Issued patents covering one or more of our product candidates could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of patentable subject matter, novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology, StemScreen®. Such a loss of patent protection could have a material adverse impact on our business.

Claims that StemScreen®, our product candidates or the sale or use of our products infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our product candidates, the use of our product candidates, or our potential platform technology, StemScreen®, do not infringe third-party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third parties could also adversely affect our business. For example, we are aware of a third-party European patent directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third-party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, which could result in us having to cease commercialization of our products and subject us to money damages in such territories.

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

In order to avoid or settle potential claims with respect to any patent rights of third parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or any future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing one or more of our product candidates, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.  Patent litigation could also expose us to significant monetary damages.  This could harm our business significantly.

Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early-stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other Company business.

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

During the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidates, platform technology, programs, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

SL-401, SL-701, some of our other product candidates and our platform technology are protected by intellectual property licensed from academic institutions. If the licensors terminate the licenses or fail to prosecute patent applications or maintain or enforce the underlying patents, our competitive position, market share, and business prospects will be harmed.

We are a party to several license agreements relating to certain patents and/or patent applications owned by other institutions, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh for SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We also hold licenses from academic institutions relating to intellectual property underlying our SL-501 and SL-101 product candidates and our StemScreen platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

We could be unsuccessful in obtaining patent protection on one or more components of our platform technology.

We believe that an important factor in our competitive position relative to other companies in the field of targeted oncology therapeutics is our proprietary innovative platform technology, StemScreen®. We believe that this platform is useful for identifying new potential product candidates. We have pending U.S. and Canadian patent applications for StemScreen®, however, there is no guarantee that any of such pending patent applications will result in issued patents, and, even if patents eventually issue, there is no certainty that the issued claims will have adequate scope to preserve our competitive position. In addition, by practicing our technology in jurisdictions where we do not have patent protection, third parties could substantially weaken our competitive position in oncology research and development.

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

Trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile and our stockholders could incur substantial losses.

The trading price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $10.00 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The market price for our common stock may be influenced by many factors, including:

•                  results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•                  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•                  our dependence on third parties, including CROs and CMOs, clinical trial sponsors and clinical investigators;

•                  our ability to commercialize our product candidates, if approved;

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

•                  our ability to maintain the license agreements for SL-401, SL-701 and other in-licensed product candidates;

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

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we have and may continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Our executive officers, directors and principal stockholders maintain the ability to exert substantial influence over all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 56.5% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

•                  limit who may call special stockholder meetings and the matters transacted at such meetings;

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

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes Oxley Act of 2002, or the Sarbanes Oxley Act, and the Dodd Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the NASDAQ Stock Market, or NASDAQ. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate and executive office is located in New York, New York. Our New York facility consists of subleased space at 750 Lexington Avenue, Eleventh Floor, New York, New York 10022.

Item 3.  Legal Proceedings

We are not a party to, and our property is not the subject of, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “STML” and has been publicly traded since January 31, 2013.  Prior to that time, there was no public market for our common stock.  The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated.

Fiscal Year Ended December 31, 2013	High	Low
First Quarter (beginning January 31, 2013)	$13.69	$10.47
Second Quarter	25.48	11.19
Third Quarter	45.30	23.10
Fourth Quarter	47.13	18.77

Holders

The number of record holders of our common stock as of March 25, 2014 was 24.  This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Options	1,326,486	$4,89	1,217,699
Restricted stock	229,250	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	1,555,736	—	1,217,699

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from January 31, 2013 through December 31, 2013, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market.  The graph assumes an investment of $100 on January 31, 2013, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN*

Among Stemline Therapeutics, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

* $100 invested on 1/28/2013 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.  Selected Financial Data

You should read the following selected financial data together with our financial statements and the related notes appearing at the end of this Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K. We have derived the financial information from our audited financial statements. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

						Period from
						August 8,
						2003
						(inception) to
	Year Ended December 31,					December 31,
	2013	2012	2011	2010	2009	2013

Statement of operations data:
Grant Revenue	$71,000	$—	$—	$—	$—	$71,000
Operating expenses:
Research and development	$16,178,744	$3,376,962	$1,629,026	$1,329,509	$1,054,446	$27,624,412
General and administrative	7,871,719	3,090,611	1,088,028	930,331	1,026,675	17,356,515
Total operating expenses	24,050,463	6,467,573	2,717,054	2,259,840	2,081,121	44,980,927
Loss from operations	(23,979,463)	(6,467,573)	(2,717,054)	(2,259,840)	(2,081,121)	(44,909,927)
Other income:	280,687	301,684	46,673	484,905	102,257	1,216,205
Other expense	—	(35)	(9,670)	—	—	(9,705)
Interest expense	(516,871)	(118,765)	(98,643)	(69,493)	—	(813,821)
Interest income	19,136	9,907	24,068	43,045	201,088	979,719
Net loss	$(24,196,511)	$(6,274,782)	$(2,754,626)	$(1,801,383)	$(1,777,776)	$(43,537,529)
Less: accretion of preferred stock dividends	—	—	—	(239,720)	(1,100,107)	(2,591,165)
Add: discount on redemption of preferred stock	—	—	—	12,171,765	—	12,171,765
Net (loss) / income attributable to common stockholders	$(24,196,511)	$(6,274,782)	$(2,754,626)	$10,130,662	$(2,877,883)	$(33,956,929)
Net (loss) / income attributable to common stockholders per common share:
Basic	$(2.35)	$(1.82)	$(0.80)	$3.07	$(1.02)
Diluted	$(2.35)	$(1.82)	$(0.80)	$2.81	$(1.02)
Weighted average number of common shares:
Basic	10,317,351	3,441,995	3,441,995	3,298,793	2,824,647
Diluted	10,317,351	3,441,995	3,441,995	3,607,030	2,824,647

	As of December 31,
	2013	2012	2011	2010	2009

Balance sheet data:
Cash and cash equivalents	$44,200,420	$2,025,338	$5,829,886	$7,226,366	$9,236,395
Total assets	$85,281,196	$5,029,611	$6,453,096	$7,502,912	$9,329,341
Long-term liabilities	$643,000	$2,037,296	$1,665,346	$1,017,033	$—
(Deficit)/earnings accumulated during development stage	$(31,365,766)	$(7,169,255)	$(894,473)	$1,860,153	$(8,510,229)
Total stockholders’ (deficit)/equity	$79,624,388	$(2,508,420)	$3,205,340	$5,851,561	$(6,162,215)

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical-stage product candidates, SL-401 and SL-701. SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk. To date, SL-401 has demonstrated single-agent activity, including durable complete responses, or CRs, in investigator sponsored Phase 1/2 trials in several indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and relapsed or refractory acute myeloid leukemia, or AML. We plan to advance SL-401 into corporate sponsored trials for multiple hematologic cancer indications including BPDCN, where we intend to pursue a Phase 2 registration-directed path. We also plan to initiate in additional rare IL-3R+ malignancies including mastocytosis, hypereosinophilic syndrome, other myeloproliferative syndromes, and hairy cell leukemia studies. These studies could be expanded to serve as platform trials for potential registration. We also intend to pursue larger indications including trials in multiple myeloma, or MM, and AML in first relapse as consolidation therapy, and a Phase 3 trial in third-line AML for potential registration. SL-701 is a subcutaneously administered therapeutic cancer vaccine comprised of multiple synthetic peptides. To date, the vaccine has demonstrated single-agent activity, including durable CRs and partial responses, or PRs, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers. We plan to advance SL-701 into a corporate sponsored Phase 2 trial in adult patients with recurrent glioblastoma multiforme, or GBM, following initial treatment with surgery, radiation, and chemotherapy. We believe that the design of this study may enable SL-701 to obtain accelerated regulatory approval and/or serve as the foundation for a subsequent Phase 3 pivotal trial in this indication. We also plan to pursue a Phase 2 trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma, which are also areas of unmet medical need. In addition, we have built a robust preclinical pipeline which includes next generation IL-3R-targeted compounds, SL-501 and SL-101, an innovative discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area. We believe this establishes us as a leader in this rapidly emerging area of oncology.

We are a development-stage company. We have devoted substantially all of our resources to developing our product candidates and our platform technology, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock and issuances of convertible debt to our investors. From inception through December 31, 2013, we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.

We have never been profitable and, from inception through December 31, 2013, our net losses from operations are $43.5 million. Our net loss from operations was $24.2 million for the year ended December 31, 2013, $6.2 million for the year ended December 31, 2012, $2.8 million for the year ended December 31, 2011, and $1.8 million for the year ended December 31, 2010. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $1.0 million research grant received from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.1 million during 2013. In the future, we may generate revenue from product sales. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future product revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011

Clinical (SL-401 and SL-701)	$16,085,742	$3,292,724	$1,566,141
Preclinical	93,002	84,238	62,885
Total	$16,178,744	$3,376,962	$1,629,026

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  CMC-related costs;

•                  nonclinical costs;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. The primary functions included in our general and administrative expenses are legal, finance, human resources, investor relations, and business development departments. Other general and administrative expenses include facility costs, insurance expenses and professional fees for legal, consulting and accounting services.

We anticipate that our general and administrative expenses will be higher in future periods to support increases in our research and development activities, which will result in increased payroll, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, among other factors.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and long-term investments. Given the current interest rate environment and that our primary investments are in U.S. Treasury and Agency securities and related money market funds, we expect interest income to be minimal in future quarters.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our previously outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations.  Further, in conjunction with the conversion of our convertible notes we recorded the beneficial conversion charge as an interest expense.  As a result of the successful completion of our IPO in January 2013, our 2.45% Convertible Notes were converted into stock by April 2013 and all obligations under these Convertible Notes have been satisfied as of December 31, 2013.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. We prepare our financial statements in accordance with generally accepted accounting principles, or GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Form 10-K. However, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees paid to CROs and CMOs, consultants and other third-party organizations in connection with research and development and administrative activities for which we have not yet been invoiced.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses, or NOL, carry-forwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2013, 2012 and 2011, our deferred tax assets had full valuation allowances on them as we did not have sufficient positive evidence to recognize such deferred tax assets.

The Internal Revenue Code of 1986, as amended (the “Code”), provides for a limitation of the annual use of net operating losses and other tax attributes (such as research and development tax credit carryforwards) following certain ownership changes (as defined by the Code) that could limit our ability to utilize these carryforwards. At this time, we have not completed a study to assess whether an ownership change under section 382 of the Code has occurred, or whether there have been multiple ownership changes since our formation, due to the costs and complexities associated with such a study. We may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

If any of our products are approved for commercial sale and we start to realize profitability, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance on our deferred tax assets. If we were to reverse all or some part of our valuation allowance, our financial statements in the period of reversal would likely reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal.

As of December 31, 2013, we had U.S. federal net operating loss carryforwards of $50.6 million (of which $14.3 million will result in a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises) and research and development credits of $0.6 million which expire in 2023 through 2033.

We adopted Accounting Standards Codification (ASC) 740-10, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. We analyzed our tax position in all jurisdictions where we are required to file an income tax return and concluded that we do not have any material unrecognized tax benefits. We file U.S. income tax returns as well as tax returns for any state jurisdiction in which we are authorized to conduct business. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefit within the provision for income taxes on the statement of operations. We have no interest or penalties accrued for any unrecognized tax benefits for any periods presented.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated by either using a Black-Scholes option pricing model for stock option valuations or the closing stock price on date of grant for restricted stock. Additionally, under the provisions of ASC 718, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs. Any changes to the estimated forfeiture rates are accounted for prospectively.

For stock options granted as consideration for services rendered by non-employees, we recognize expense in accordance with the requirements of ASC Topic 505-50, Equity Based Payments to Non-Employees . Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is re-measured using the fair value of our common stock and the non-cash expense recognized during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the stock options are fully vested.

Revenue Recognition

We have not yet generated any revenue from product sales. Our sole source of revenue is grant revenue related to a $1.0 million research grant received from the Leukemia and Lymphoma Society in October 2013.  Grant payments received prior to our performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Research and development expense.  Research and development expense was $16.2 million for the year ended December 31, 2013, compared with $3.4 million for the year ended December 31, 2012, and increase of $12.8 million.  The higher costs were primarily attributable to the ramp up in development activities for our lead compound SL-401.  The increase in costs associated with SL-401 includes higher salaries, benefits and non-cash compensation costs of $6.0 million and manufacturing development expenses of $2.4 million.  Additionally, the higher expense was partially due to $2.0 million of in-process research and development associated with an assignment agreement with our chief executive officer.  As we begin to initiate clinical trials for SL-401 and SL-701 during 2014, we expect that our research and development expenses will ramp up and increase compared to prior periods.  We expect this increase in costs will continue for the foreseeable future.

General and administrative expense.  General and administrative expenses were $7.9 million for the year ended December 31, 2013, compared with $3.0 million for the year ended December 31, 2012, an increase of $4.9 million.  The higher expenses were driven by increased salary, benefit and non-cash compensation costs of $2.6 million to support the increased governance responsibility of a public company coupled with one-time IPO bonuses.  Additionally, we incurred higher expenses for consultants, insurance and rent during 2013.

Interest expense.  Interest expense was $0.5 million for the year ended December 31, 2013, compared with $0.1 million for the year ended December 31, 2012.  The increase in expense of $0.4 million is due to the amortization of the debt discount of the 2.45% convertible notes and due to the charge to earnings for the beneficial conversion of the 2.45% convertible notes. The 2.45% convertible notes were converted to common stock in April 2014.

Other income.  Other income was $0.3 million for both of the years ended December 31, 2013 and December 31, 2012.  This income was primarily related to the research and development credit refund received from the City of New York in both years.

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

Liquidity and Capital Resources

Sources of Liquidity

We have generated minimal revenues to date and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock and issuances of convertible debt to our investors. From inception through December 31, 2013, we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.  We may continue to incur substantial operating losses even if we begin to generate revenue from our drug candidate.

As of December 31, 2013, our cash, cash equivalents and long-term investments totaled $84.4 million. We primarily invest our cash, cash equivalents and long-term investments in U.S. Treasury and Agency securities and related U.S. Treasury money market funds with the balance in commercial operating accounts.  We believe that our existing cash, cash equivalents and long-term investments will be sufficient to fund our operations and our capital expenditures for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2013	2012	2011

Net cash used in operating activities	$(16,118,487)	$(4,126,548)	$(1,936,480)
Net cash used in investing activities	(40,708,687)	—	—
Net cash provided by financing activities	99,002,256	322,000	540,000
Net increase (decrease) in cash and cash equivalents	$42,175,082	$(3,804,548)	$(1,396,480)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash stock-based compensation expense, non-cash interest expense, the beneficial conversion of convertible interest, depreciation and charges associated with the mark to market of the put option liability and changes in the components of working capital. The net cash used in operating activities increased in 2013, 2012 and 2011 mainly due to the ramp up and acceleration of the continued clinical and manufacturing development of our lead product candidates, SL-401 and SL-701. As we begin to initiate clinical trials for SL-401 and SL-701 during 2014, we expect that our research and development expenses will ramp up and increase compared to prior periods.  We expect these higher costs will continue over the next two to three years, which will increase our use of cash to fund operations.  The cash used for the years ended December 31, 2013, 2012 and 2011 was also impacted by higher research and development expenses as we increased our research and development headcount coupled with an increase in general and administrative expenses to support our IPO and becoming a public company.

Investing activities.  The net cash used in investing activities during 2013 resulted primarily from the purchase of long-term U.S. Treasury Agency securities.

Financing activities.  The net cash provided by financing activities for the year ended December 31, 2013 were the net proceeds from our initial public offering in January 2013 and secondary public offering in May 2013.  The net cash provided by financing activities for the year ended December 31, 2012 and, 2011 were due to the issuance of $0.4 million and $0.5 million of convertible notes, respectively.

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

Our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

•                  our ability to obtain government funding and operational support for our planned clinical trial of SL-701 in pediatric patients;

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

Expected Cash Requirements for Contractual Obligations

The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2013:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations (1)	$1,518,750	$607,500	$911,250	$—	$—
Investigator initiated clinical trials (2)	972,931	243,233	729,698	—	—
Clinical trial CRO obligations (3)	12,507,757	5,156,452	7,351,305	—	—
Bioprocessing Contract (4)	1,066,164	1,066,164	—	—	—
License agreements (5)	695,400	81,300	273,900	137,600	202,600
Total	$16,761,002	$7,154,649	$9,266,153	$137,600	$202,600

(1)         Operating lease obligations reflects our lease agreement with respect to our corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625.  The term of this lease agreement is 36 months.

(2)         Reflects our investigator initiated clinical trial agreement with a leading research hospital and other participating health institutions relating to the performance of our feasibility/pilot study to evaluate the effects of SL-701, for a period through 2017.

(3)         We have agreements in place with two contract research organizations (CRO’s) to facilitate research, clinical and data management services in connection with our two clinical-stage product candidates, SL-401 and SL-701.

(4)         In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract.  Services under this contract are expected to be performed during 2013 and 2014.

(5)         We have executed several license agreements. Other than the payments noted in the table above, milestone and royalty payments associated with licensing have not been included as management cannot reasonably estimate if or when they will occur. These agreements include the following:

•                  Under a research and license agreement with Scott and White Hospital for SL-401, we are required to pay royalties on annual sales of licensed products.

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

Certain contractual payment obligations will extend beyond five years until certain specified milestones are achieved. For purposes of this calculation, we have assumed that these payment obligations have only been made in the sixth year. However, these payments would continue each subsequent year until the specified milestones are achieved.

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

Tax Loss Carryforwards

As of December 31, 2013, we had federal net operating loss carryforwards of $50.6 million, which may be available to reduce future taxable income. We also had federal tax credits of $0.6 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2033. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2013, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Recently Adopted Accounting Standards

See Note 2 to our financial statements for recently adopted accounting standards.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and long-term investments of $84.4 million as of December 31, 2013, $2.0 million as of December 31, 2012 and $5.8 million as of December 31, 2011, consisting of cash, U. S. Treasury and Agency securities and Treasury-related money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2013, 2012 and 2011, all of our liabilities were denominated in our functional currency.

Item 8.  Financial Statements and Supplementary Data

Our financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in the 1992 Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit us to provide only management’s report on internal control in this report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.                        Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)                       1.                        Financial Statements

The following financial statements of Stemline Therapeutics, Inc. are filed as part of this report.

Contents	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2013 and 2012	F-3

Statements of Operations for the Years ended December 31, 2013, 2012 and 2011, and the Period from August 8, 2003 (Inception) to December 31, 2013	F-4

Statements of Comprehensive Loss for the Years ended December 31, 2013, 2012 and 2011, and the Period from August 8, 2003 (Inception) to December 31, 2013	F-5

Statements of Preferred Stock and Stockholders’ Equity (Deficit) for the Period from August 8, 2003 (Inception) to December 31, 2013	F-6

Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011, and the Period from August 8, 2003 (Inception) to December 31, 2013	F-7

Notes to the Financial Statements	F-8

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

3.3

Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.3 to Form 10-Q on August 14, 2013 (File No. 001-35691) and incorporated herein by reference.

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

10.28*	Offer Letter between the Company and Stephen P. Hall, dated October 1, 2012, filed as Exhibit 10.28 to Form S-1/A on January 8, 2013 (File No. 333-180515) and incorporated herein by reference.

10.29*	Employment Agreement between the Company and David G. Gionco, dated January 16, 2014, filed as Exhibit 10.1 to Form 8-K on January 23, 2014 (File No. 001-35619) and incorporated herein by reference.

21.1	List of subsidiaries of Stemline Therapeutics, Inc.

23.1	Consent of Ernst & Young, LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

† Confidential treatment has been granted with respect to the omitted portions of this exhibit.  Confidential materials omitted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan, contract or agreement.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Index to Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2013 and 2012	F-3
Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, and the Period From August 8, 2003 (Inception) to December 31, 2013	F-4
Statements of Comprehensive loss for the Years Ended December 31, 2013, 2012 and 2011, and the Period From August 8, 2003 (Inception) to December 31, 2013	F-5
Statements of Preferred Stock and Stockholders’ Equity (Deficit) for the Period From August 8, 2003 (Inception) to December 31, 2013	F-6
Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and the Period From August 8, 2003 (Inception) to December 31, 2013	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stemline Therapeutics, Inc.

We have audited the accompanying balance sheets of Stemline Therapeutics, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 and the period from August 8, 2003 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stemline Therapeutics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and the period from August 8, 2003 (Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 31, 2014

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$44,200,420	$2,025,338
Related party receivable	199,615	—
Prepaid expenses and other current assets	292,916	299,089
Total current assets	44,692,951	2,324,427
Furniture and fixtures, net	383,333	—
Long-term investments	40,204,912	—
Deferred financing fees	—	2,705,184
Total assets	$85,281,196	$5,029,611
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,013,808	$5,500,735
Total current liabilities	5,013,808	5,500,735
Deferred grant revenue	643,000	—
Convertible notes	—	2,006,881
Put option liability	—	30,415
Total liabilities	5,656,808	7,538,031
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at December 31, 2013 and 22,500,000 shares authorized at December 31, 2012, 13,095,726 shares issued and outstanding at December 31, 2013 and 3,476,501 shares issued and outstanding at December 31, 2012	1,310	347
Additional paid-in capital	111,032,619	4,660,488
Accumulated other comprehensive loss	(43,775)	—
Accumulated deficit during the development stage	(31,365,766)	(7,169,255)
Total stockholders’ equity (deficit)	79,624,388	(2,508,420)
Total liabilities and stockholders’ equity (deficit)	$85,281,196	$5,029,611

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

				Period From August 8, 2003
				(Inception) to
	Year Ended December 31,			December 31,
	2013	2012	2011	2013

Revenues:
Grant revenue	$71,000	$—	$—	$71,000
Operating expenses:
Research and development	16,178,744	3,376,962	1,629,026	27,624,412
General and administrative	7,871,719	3,090,611	1,088,028	17,356,515
Total operating expenses	24,050,463	6,467,573	2,717,054	44,980,927
Loss from operations	(23,979,463)	(6,467,573)	(2,717,054)	(44,909,927)
Other income	280,687	301,684	46,673	1,216,205
Other expense	—	(35)	(9,670)	(9,705)
Interest expense	(516,871)	(118,765)	(98,643)	(813,821)
Interest income	19,136	9,907	24,068	979,719
Net loss from operations	(24,196,511)	(6,274,782)	(2,754,626)	(43,537,529)
Less accretion of preferred stock dividends	—	—	—	(2,591,165)
Add discount on redemption of preferred stock	—	—	—	12,171,765
Net loss attributable to common stockholders	$(24,196,511)	$(6,274,782)	$(2,754,626)	$(33,956,929)
Net loss attributable to common stockholders per common share:
Basic and Diluted	$(2.35)	$(1.82)	$(0.80)
Weighted-average shares outstanding:
Basic and Diluted	10,317,351	3,441,995	3,441,995

See accompanying notes.

Stemline Therapeutics, Inc.

(A Development Stage Company)

Statements of Comprehensive Loss

				Period from
				August 8, 2003
				(Inception) to
	Year Ended December 31			December 31,
	2013	2012	2011	2013

Net loss	$(24,196,511)	$(6,274,782)	$(2,754,626)	$(33,956,929)
Other comprehensive loss:
Unrealized loss on investments	(43,775)	—	—	(43,775)
Other comprehensive loss	(43,775)	—	—	(43,775)
Comprehensive loss	$(24,240,286)	$(6,274,782)	$(2,754,626)	$(34,000,704)

Stemline Therapeutics, Inc.

(A Development Stage Company)

Statements of Preferred Stock and Stockholders’ Equity (Deficit)

Period from August 8, 2003 (Inception) to December 31, 2013

								Earnings
								(Deficit)
							Accumulated	Accumulated
						Additional	Other	During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Capital	Shares	Capital	Receivable	Capital	Loss	Stage	Equity (Deficit)
Balance, August 8, 2003 (Inception)
Issuance of common stock to founder	—	—	1,807,050	$181	$—	$11,756	—	$—	$11,937
Nonemployee stock based compensation	—	—	—	—	—	16,670	—	—	16,670
Issuance of common stock	—	—	451,758	45	—	499,955	—	—	500,000
Subscription receivable	—	—	—	—	(25,000)	—	—	—	(25,000)
Net loss	—	—	—	—	—	—	—	(166,538)	(166,538)
Balance, December 31, 2003 —	—	—	2,258,808	226	(25,000)	528,381	—	(166,538)	337,069
Issuance of common stock	—	—	489,349	49	—	1,999,951	—	—	2,000,000
Nonemployee stock based compensation	—	—	—	—	—	551,826	—	—	551,826
Payment of subscription receivable	—	—	—	—	25,000	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	(950,448)	(950,448)
Balance, December 31, 2004 —	—	—	2,748,157	275	—	3,080,158	—	(1,116,986)	1,963,447
Nonemployee stock based compensation	—	—	—	—	—	286,931	—	—	286,931
Net loss	—	—	—	—	—	—	—	(807,622)	(807,622)
Balance, December 31, 2005 —	—	—	2,748,157	275	—	3,367,089	—	(1,924,608)	1,442,756
Issuance of common stock	—	—	75,471	7	—	739,703	—	—	739,710
Stock-based compensation	—	—	—	—	—	403,132	—	—	403,132
Net loss	—	—	—	—	—	—	—	(1,415,982)	(1,415,982)
Balance, December 31, 2006 —	—	—	2,823,628	282	—	4,509,924	—	(3,340,590)	1,169,616
Issuance of preferred stock	455,518	12,500,000	—	—	—	—	—	—	—
Issuance of common stock	—	—	1,019	—	—	10,043	—	—	10,043
Stock-based compensation	—	—	—	—	—	(35,706)	—	—	(35,706)
Accretion of preferred stock dividend	—	230,137	—	—	—	(230,137)	—	—	(230,137)
Net loss	—	—	—	—	—	—	—	(1,571,755)	(1,571,755)
Balance, December 31, 2007 —	455,518	12,730,137	2,824,647	282	—	4,254,124	—	(4,912,345)	(657,939)
Stock-based compensation	—	—	—	—	—	143,738	—	—	143,738
Accretion of preferred stock dividend	—	1,021,201	—	—	—	(1,021,201)	—	—	(1,021,201)
Net loss	—	—	—	—	—	—	—	(1,820,108)	(1,820,108)
Balance, December 31, 2008 —	455,518	13,751,338	2,824,647	282	—	3,376,661	—	(6,732,453)	(3,355,510)
Stock-based compensation	—	—	—	—	—	71,177	—	—	71,177
Accretion of preferred stock dividend	—	1,100,107	—	—	—	(1,100,107)	—	—	(1,100,107)
Net loss	—	—	—	—	—	—	—	(1,777,776)	(1,777,776)
Balance, December 31, 2009 —	455,518	14,851,445	2,824,647	282	—	2,347,731	—	(8,510,229)	(6,162,216)
Issuance of common stock	—	—	617,348	62	—	1,802,518	—	—	1,802,580
Stock-based compensation	—	—	—	—	—	80,535	—	—	80,535
Accretion of preferred stock dividend	—	239,720	—	—	—	(239,720)	—	—	(239,720)
Redemption of preferred stock	(455,518)	(15,091,165)	—	—	—	—	—	12,171,765	12,171,765
Net loss	—	—	—	—	—	—	—	(1,801,383)	(1,801,383)
Balance, December 31, 2010	—	—	3,441,995	344	—	3,991,064	—	1,860,153	5,851,561
Stock-based compensation	—	—	—	—	—	108,405	—	—	108,405
Net loss	—	—	—	—	—	—	—	(2,754,626)	(2,754,626)
Balance, December 31, 2011	—	—	3,441,995	344	—	4,099,469	—	(894,473)	3,205,340
Stock-based compensation	—	—	—	—	—	561,022	—	—	561,022
Restricted stock grants	—	—	34,506	3	—	(3)	—	—	—
Net loss	—	—	—	—	—	—	—	(6,274,782)	(6,274,782)
Balance, December 31, 2012	—	—	3,476,501	347	—	4,660,488	—	(7,169,255)	(2,508,420)
Issuance of common stock for cash in connection with initial and secondary public offerings, net of issuance costs	—	—	8,573,911	857	—	97,707,649	—	—	97,708,506
Restricted stock grants	—	—	304,528	30	—	(30)	—	—	—
Forfeiture of restricted stock grants	—	—	(43,982)	(4)	—	4	—	—	—
Stock-based compensation	—	—	—	—	—	4,847,086	—	—	4,847,086
Issuance of common stock in connection with the exercise of stock options	—	—	550,801	56	—	1,293,694	—	—	1,293,750
Issuance of common stock in connection with the conversion of convertible notes	—	—	233,967	24	—	2,101,080	—	—	2,101,104
Beneficial conversion related to interest expense	—	—	—	—	—	422,648	—	—	422,648
Net loss	—	—	—	—	—	—	—	(24,196,511)	(24,196,511)
Other comprehensive loss	—	—	—	—	—	—	(43,775)	—	(43,775)
Balance, December 31, 2013	—	$—	13,095,726	$1,310	$—	$111,032,619	$(43,775)	$(31,365,766)	$79,624,388

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

				Period From
				August 8, 2003
				(Inception) to
	Year Ended December 31,			December 31,
	2013	2012	2011	2013
Cash flows from operating activities
Net loss	$(24,196,511)	$(6,274,782)	$(2,754,626)	$(43,537,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,667	—	—	76,667
Stock-based compensation expense	4,847,086	561,022	108,405	7,046,753
Non-cash interest expense	94,223	118,765	98,643	391,173
Mark-to-market of put option liability	(30,415)	(68,815)	9,670	(111,420)
Beneficial conversion of convertible interest	422,648	—	—	422,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,173	(75,879)	53,336	(292,916)
Related party receivable	(199,615)	—	—	(199,615)
Accounts payable and accrued expenses	2,218,257	1,613,141	548,092	5,013,808
Deferred grant revenue	643,000	—	—	643,000
Net cash used in operating activities	(16,118,487)	(4,126,548)	(1,936,480)	(30,547,431)
Cash flows from investing activities
Purchase of furniture and fixtures	(460,000)	—	—	(460,000)
Purchase of marketable securities	(40,248,687)	—	—	(60,793,774)
Redemption of marketable securities	—	—	—	20,545,087
Net cash used in investing activities	(40,708,687)	—	—	(40,708,687)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	—	—	12,500,000
Redemption of preferred stock	—	—	—	(750,000)
Proceeds from issuance of common stock, net	97,708,506	—	—	101,550,788
Proceeds from exercise of stock options	1,293,750	—	—	1,293,750
Proceeds from issuance of convertible notes	—	322,000	540,000	862,000
Net cash provided by financing activities	99,002,256	322,000	540,000	115,456,538
Net increase (decrease) in cash and cash equivalents	42,175,082	(3,804,548)	(1,396,480)	44,200,420
Cash and cash equivalents at beginning of period	2,025,338	5,829,886	7,226,366	—
Cash and cash equivalents at end of period	$44,200,420	$2,025,338	$5,829,886	$44,200,420
Supplemental disclosure of non-cash transactions
Discount on redemption of preferred stock	$—	$—	$—	$12,921,765
Issuance of common stock on redemption of preferred stock	$—	$—	$—	$1,200,000
Accretion of preferred stock dividend	$—	$—	$—	$1,339,827

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Stemline Therapeutics, Inc. has incurred losses from operations since inception of $43.5 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates.  In particular, it has expended and will continue to expend substantial resources for the foreseeable future developing its clinical candidates, SL-401 and SL-701, as well as its preclinical product candidates and drug discovery and acquisition efforts.  These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.  Furthermore, it expects to incur additional costs associated with operating as a public company. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.  The Company expects its research and development expenses to increase significantly in connection with its planned Phase 2b clinical trial of SL-401 in BPDCN and its planned randomized Phase 2b clinical trial of SL-401 for the treatment of patients with AML as well as its planned Phase 2b clinical trials of SL-701 for the treatment of patients with brain cancer.  As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future.

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

1. Organization and Basis of Presentation (continued)

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

At the 2013 meeting of stockholders held on June 19, 2013, stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock. As of December 31, 2013, the Company was authorized to issue 33,750,000 shares of common stock.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the US (US GAAP) requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period.  Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. At December 31, 2013 and 2012, cash equivalents consist of deposits in financial institutions. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents. The Company invests its excess cash in major U.S. banks and financial institutions, and its deposits, at times, exceed federally insured limits. The Company has not experienced any losses from credit risks.

Investments

The Company’s investments are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity (deficit) and are not reflected in the statements of operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary (“OTT”). The cost of investments classified as available-for-sale are adjusted for the amortization of premiums and accretion of discounts to maturity and recorded in other income (expense), net. Realized gains and losses, if any, are determined using the specific identification method and are included in other income (expense), net. Investments with original maturities beyond 90 days at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued liabilities. Cash and cash equivalents, and long-term investments are carried at fair value (see Note 6). Financial instruments including other assets, accounts payable and accrued liabilities are carried at cost, which approximated fair value given their short-term nature.

2. Summary of Significant Accounting Policies (continued)

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. The Company established its available for sale portfolio in 2013. For the year ended December 31, 2013 the Company did not realize any investment losses due to OTT declines in fair value.

Furniture and Fixtures

Furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which is three years, using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, (the Company’s furniture and fixtures), for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company purchased fixed assets during 2013. For the year ended December 31, 2013 the Company did not realize any impairment losses.

Deferred Financing Fees

Deferred financing fees include legal, accounting, printing, and other fees directly attributable to the Company’s offering of its equity securities. These fees are deferred and capitalized on the balance sheet. Costs attributable to equity offerings are charged against proceeds of the offering once the offering is completed.

Grant Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s sole source of revenue is grant revenue related to a $1.0 million research grant received from the Leukemia and Lymphoma Society in October 2013.  This research grant was awarded to the Company to support funding some of the costs for the upcoming SL-401 clinical trials.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred. The Company has recognized approximately $0.1 million of revenue related to the Leukemia and Lymphoma Society grant for the year ended December 31, 2013, which reflects three months of  revenue recognized on a straight line basis, based on the Company’s best estimates of the timing of work to be performed and qualifying costs incurred.

Accrued Clinical Development Costs

Outside research costs are a component of research and development expense. These expenses include fees paid to contract research organizations and other service providers that conduct certain clinical and product development activities on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and Development Costs

Research and development costs are comprised primarily of costs for personnel, including salaries and benefits; clinical studies performed by third parties; materials and supplies to support the Company’s clinical programs; contracted research; manufacturing; related consulting arrangements; costs related to upfront and milestone payments under license agreements; and other expenses incurred to sustain the Company’s overall research and development programs. Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when activities have been performed or when the goods have been received.

2. Summary of Significant Accounting Policies (continued)

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

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The deferred tax asset primarily includes net operating loss and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets (see Note 12), as it is more likely than not that these assets will not be realized given the history of operating losses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option pricing model for stock options and the closing stock price on date of grant for restricted stock. Additionally, under the provisions of ASC 718, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs. Any changes to the estimated forfeiture rates are accounted for prospectively.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes expense in accordance with the requirements of ASC Topic 505-50, Equity Based Payments to Non-Employees . Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is re-measured using the fair value of the Company’s common stock and the non-cash expense recognized during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the stock options are fully vested.

Segment information

The Company reports segment information in accordance with applicable guidance on segment disclosures. The Company has one reportable segment.

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under this new guidance, companies must present this unrecognized tax benefit in the consolidated financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the consolidated financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is disclosure related only and will not have any impact on the Company’s operating results and financial position.

In February 2013, the FASB issued ASU 2013-03, Financial Instruments (Topic 825). The amendments in the Update clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendment clarifies that the requirement to disclose “the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)” does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. ASU 2013-03 is effective upon its issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This ASU requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This ASU amends Accounting Standards Codification (ASC) Topic 220, Comprehensive Income , to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for the Company in 2012 and was applied retrospectively. The Company adopted this pronouncement and elected to present a separate statement of comprehensive income.  The adoption of ASU 2011-05 did not have any impact on the Company’s operating results and financial position.

3. Net Income (Loss) Per Common Share

The Company accounts for and discloses net income (loss) per share using the treasury stock method.  Net income (loss) per common share, or basic income (loss) per share, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Net income (loss) per common share assuming dilutions, or diluted income (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options, non-vested restricted stock and non-vested restricted stock units.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Basic and Diluted loss per common share calculation:
Net income loss attributable to common shareholders — basic and diluted	$(24,196,511)	$(6,274,782)	$(2,754,626)
Basic and diluted weighted-average common shares	10,317,351	3,441,995	3,441,995
Basic and diluted net loss per share	$(2.35)	$(1.82)	$(0.80)

3. Net Income (Loss) Per Common Share (continued)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, outstanding warrants are issued and the conversion of convertible notes. For the years ended 2013, 2012, and 2011, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, outstanding warrants and convertible notes as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, outstanding warrants and convertible notes that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Year Ended December 31
	2013	2012	2011
Unvested restricted stock	229,250	34,506	—
Options outstanding	1,228,486	1,819,839	1,233,074
Warrants	99,529	—	—
Convertible notes	—	233,967	233,967
Total	1,557,265	2,088,312	1,467,041

4. Investments

The following table summarizes the Company’s cash equivalents and investments:

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$41,441,975	$—	$—	$41,441,975
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	13,789,246	—	(14,752)	13,774,494
Federal farm credit bank	11,476,874	—	(13,701)	11,463,173
Freddie Mac	10,020,626	—	(8,340)	10,012,286
Fannie Mae	4,961,941	—	(6,982)	4,954,959
Total Long-term investments	40,248,687	—	(43,775)	40,204,912
Total	$81,690,662	$—	$(43,775)	$81,646,887

The company did not hold any investments or cash equivalents at December 31, 2012.

At December 31, 2013, remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income to other income (expense) in the Statement of Operations during the year ended December 31, 2013.

5. Furniture and Fixtures

Furniture and fixtures consist of the following at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Office furniture and fixtures	$460,000	$—
Less accumulated depreciation	(76,667)	—
Furniture and fixtures, net	$383,333	$—

Depreciation expense was $76,667 for the year ended December 31, 2013.

6. Fair Value Measurements

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

6. Fair Value Measurements (continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservabl	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$44,200,420	$—	$—	$44,200,420
Long-term investments	40,204,912	—	—	40,204,912
Total assets at fair value	$84,405,332	$—	$—	$84,405,332

	December 31, 2012
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservabl	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Cash and cash equivalents	$2,025,338	$—	$—	$2,025,338
Total assets at fair value	$2,025,338	$—	$—	$2,025,338
Liabilities:
Put option	$—	$—	$(30,415)	$(30,415)
Total liabilities at fair value	$—	$—	$(30,415)	$(30,415)

There were no transfers between levels in the fair value hierarchy during any of the periods presented herein.

6. Fair Value Measurements (continued)

Level 3 Disclosures

The changes in fair value of the Company’s Level 3 put option liability during the years ended December 31, 2013, December 31, 2012 and December 31, 2011 were as follows:

Level 3
Balance at December 31, 2010	$89,560
Fair value adjustment to put option liability included in other expense	9,670
Balance at December 31, 2011	99,230
Fair value adjustment to put option liability included in other income	(68,815)
Balance as of December 31, 2012	30,415
Fair value adjustment to put option liability included in other income	(30,415)
Balance as of December 31, 2013	$—

For the year ended December 31, 2013, the changes in the fair value of the put option liability resulted from the expiration of the put option in conjunction with the conversion of half of the principal of the 2.45% convertible note, along with accrued interest, into common stock as a result of the IPO.  The balance of the note was converted into common stock in April 2013. No other changes in valuation techniques or inputs occurred during the year ended December 31, 2013.

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

The fair value of the put option liability was determined utilizing a probability weighted discounted financial model based on management’s assessment of the likelihood of achievement of certain outcomes based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the put option liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation.

7. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2013	2012
Accrued research and development costs	$1,966,360	$972,218
Accrued compensation	2,043,704	100,000
Short-term portion of deferred revenue	286,000	—
Accrued legal	372,267	3,289,806
Other accrued liabilities	345,477	1,138,711
Total	$5,013,808	$5,500,735

8. Convertible Notes

The following table summarizes the Company’s convertible notes at December 31, 2013 and 2012:

December 31, 2013
Accrued
Interest and
	Principal	bond discount	Total

2.45% Convertible Notes	$—	$—	$—
1.27% Convertible Notes	—	—	—

Total	$—	$—	$—

	December 31, 2012
		Accrued
		Interest and
	Principal	bond discount	Total

2.45% Convertible Notes	$1,250,000	$(116,036)	$1,133,964
1.27% Convertible Notes	862,000	10,917	872,917

Total	$2,112,000	$(105,119)	$2,006,881

As a result of the successful completion of the IPO in January 2013, $625,000 in principal amount, plus accrued interest thereon, of the 2.45% Convertible Note converted into 66,913 shares of the Company’s common stock at the initial public offering price of $10.00 per share.  In addition, in April 2013, the Company and NB Athyrium LLC, the holder of the 2.45% Convertible Note, entered into an amendment to the 2.45% Convertible Notes pursuant to which NB Athyrium agreed to convert the remaining $625,000 in principal amount, plus accrued interest thereon, into 67,198 shares of the Company’s common stock at the initial public offering price of $10.00 per share.  As of December 31, 2013, all of the obligations under the 2.45% Convertible Note had been satisfied.

As a result of the successful completion of the IPO in January 2013, the 1.27% Convertible Notes and related accrued interest were converted into 99,856 shares of the Company’s common stock at a conversion price equal to 87.5% of the initial public offering of $10.00 per share.

The Company originally issued the 2.45% Convertible Note on March 16, 2010, in the amount of $1.25 million in connection with the redemption of the Series A preferred stock.  The 2.45% Convertible Note was initially recorded at fair value of $0.90 million and due on March 16, 2015 bearing interest at the rate of 2.45% per annum.

Pursuant to the terms of the 2.45% Convertible Notes, upon the occurrence of a non-qualified financing event, as defined in the agreement, the 2.45% Convertible Note and any accrued interest are convertible at the option of the holder into cash or shares (the “Put Option”) of the same securities issued in the non-qualified financing event at the same price per share used in the non-qualified financing event, or the holder may elect to continue to retain the note.  The Put Option was originally recorded at approximately $111,000, its fair value on the date of issuance and marked to fair value at each reporting period. The Fair value of the Put Option was zero and $30,415 at December 31, 2013 and 2012, respectively. The change in the fair value of the put option liability resulted from the expiration of the put option in conjunction with the conversion of half of the principal of the 2.45% convertible note, along with accrued interest, into common stock as a result of the IPO in January 2013.  The balance of the note was converted into common stock in April 2013. For the years ended December 31, 2013, 2012 and 2011, changes in the fair value of the Put Option of $(30,415), $(68,815), and $9,760 respectively, were recorded in Other Income and Other Expense in the Statement of Operations.

The 2.45% and the 1.27% Convertible Notes contained a beneficial conversion option such that immediately upon the occurrence of one of the financings discussed above.  As a result of the successful completion of the IPO in January 2013 and the Secondary Offering in May 2013, the Company recorded a beneficial conversion charge to interest expense with a corresponding credit to additional paid-in capital in the amount of $422,648, which reflects the difference between the conversion price and the fair value of the new shares multiplied by the number of shares.

8. Convertible Notes (continued)

For the years ended December 31, 2013,  2012 and 2011, the Company recorded interest expense of $76,355, 77,224 and $99,000, respectively, related to the amortization of the debt discount on the Convertible Notes.

9. Capital Structure

Common Stock

At the 2013 annual meeting of stockholders held on June 19, 2013, the stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock.  As of December 31, 2013, the Company was authorized to issue 33,750,000 shares of common stock.

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

Representative’s Warrants

On October 1, 2012, the Company agreed to issue to the representative of the underwriters in the IPO warrants to purchase up to 99,529 shares of the Company’s common stock in the event of a successful public offering.  The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00.  The term of the warrants is four years and they expire on January 28, 2018.  Based on a successful public offering in January of 2013, these warrants were issued and accounted for as a cost of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of IPO was $413,146.  The Company has accounted for the fair value of the warrants as a cost of issuance of common stock from the IPO resulting in a charge directly to stockholder’s equity.

10. Revenue

In October 2013, the Company entered into an award contract (“the Agreement”) with The Leukemia and Lymphoma Society (LLS). LLS is a national voluntary health agency which, among other activities encourages and sponsors research relating to Leukemia, lymphoma, Hodgkin’s disease and myeloma to develop therapies to cure or mitigate these Disease’s. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for the above Diseases and their complications.  Pursuant to the Agreement LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities.  The Company received $1.0 million in October 2013, upon execution of the Agreement and could receive the additional $2.5 million based on the completion of certain milestone events.  The Company has recognized approximately $0.1 million of revenue related to the Leukemia and Lymphoma Society grant for the year ended December 31, 2013, which reflects three months of  revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The agreement terminates when there are no longer any payment obligations.

11. Stock-Based Compensation

The Company’s 2012 Stock Equity Incentive Plan (the “2012 Plan”), which was adopted by the board of directors and approved by the stockholders in July 2012, became effective immediately prior to the closing of the Company’s initial public offering. In addition, the Company’s 2004 Stock Option and Grant Plan (the “2004 Plan”) was terminated effective immediately prior to the closing of the Company’s initial public offering. The 1,819,839 options to purchase common stock and 34,506 restricted stock awards executed prior to the effective date of such termination remain in full force and effect pursuant to their terms and the terms of the 2004 Plan. The 2012 Plan initially authorized the Company to grant up to 1,663,727 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company in the form of options to purchase common stock of the Company at a price not less than the estimated fair value at the date of grant. Under the provisions of the 2012 Plan, no option will have a term in excess of 10 years.

As of December 31, 2013, there were 1,217,699 shares of common stock available for future grants under the 2012 Plan.

11. Stock-Based Compensation (continued)

Total compensation cost that has been charged against operations related to the above plans was approximately $4.8 million, $0.6 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2013 generated an income tax deduction of approximately $16.1 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the years ended December 31, 2013, 2012 and 2011.

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Research and development	$3,301,996	$412,536	$79,955
General and administrative	1,545,090	148,486	28,450
Total	$4,847,086	$561,022	$108,405

Stock Options

The Company grants stock options to employees, Directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period and options granted to directors vest in equal yearly installments over a three-year period from the date of grant. Options to Directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options granted to employees and Directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2013, 2012 and 2011, are as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	2.10%	0.95%	2.66%
Expected volatility	78.23%	78.95%	72.86%
Dividend yield	—	—	—
Expected life	6.26 years	6.25 years	6.26 years

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

For the year ended December 31, 2013 the Company issued approximately 550,801 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of approximately $1.3 million. There were no exercises of stock options for the years ended December 31, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011 the Company realized no tax benefit from the exercise of stock options. As of December 31, 2013, there was approximately $2.8 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

11. Stock-Based Compensation (continued)

The Company’s stock options outstanding at December 31, 2013, 2012 and 2011 and changes during the years ended December 31, 2013, 2012 and 2011 are presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,009,007	$2.42
Options granted	224,067	2.92
Options exercised	—	—
Options forfeited	—	—
Outstanding at December 31, 2011	1,233,074	$2.51
Options granted	621,828	3.30
Options exercised	—	—
Options forfeited	(35,063)	3.30
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	159,500	19.08
Options exercised	(550,801)	2.37
Options forfeited	(102,052)	2.71
Outstanding at December 31, 2013	1,326,486	$4.89	7.08	$19,937,678
Options exercisable at December 31, 2013	751,752	$3.44	6.12	$12,149,061

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $14.8 million for the year ended December 31, 2013. There were no exercises of stock options for the years ended December 31, 2012 and 2011.

Restricted Stock

The Company grants restricted stock to its employees and Directors. Restricted stock is recorded as deferred compensation and charged against income on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock to Directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to Directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The Company’s non-vested restricted stock at December 31, 2013, 2012 and 2011, and changes during the years ended December 31, 2013 and 2012 are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	—	$—
Shares granted	34,506	5.97
Shares vested	—	—
Shares forfeited	—	—
Outstanding at December 31, 2012	34,506	$5.97
Shares granted	304,528	18.18
Shares vested	(65,802)	11.53
Shares forfeited	(43,982)	23.35
Outstanding at December 31, 2013	229,250	$17.34

For the year ended December 31, 2013, the Company granted 304,528 shares of restricted stock, at a weighted-average grant date fair value of $18.18 per share amounting to approximately $5.5 million in total aggregate fair value. At December 31, 2013, approximately 229,250 shares remained unvested and there was approximately $3.1 million of unrecognized compensation cost related to restricted

11. Stock-Based Compensation (continued)

stock which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years. The total fair value of restricted stock vested during the year ended December 31, 2013 was approximately $1.3 million. There were no vestings of restricted stock for the years ended December 31, 2012 and 2011.

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

For awards with performance conditions, such as capital raises, an IPO, a change in control or a sale of the company, no expense is recognized, and no measurement date can occur, until the occurrence of the event is probable. As of December 31, 2012, it was not probable that one of these performance conditions would be met, and as such, there is no accounting for these shares as of December 31, 2012.

Awards Granted to Non-Employees

The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost that has been charged against operations related to options granted to non-employees was approximately $0.8 million, $0.1 million and $24,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

12. Income Taxes

The benefit for income taxes consists of the following for the years ended December 31:

	2013	2012	2011
Deferred:
Federal	$(8,861,971)	$(1,775,748)	$(786,282)
State and local	(2,813,740)	(1,062,155)	(470,377)
	(11,675,711)	(2,837,903)	(1,256,659)
Increase in valuation allowance	11,675,711	2,837,903	1,256,659
Total tax expense	$—	$—	$—

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(11.6)	(11.3)	(12.2)
Permanent items	(2.6)	(0.3)	0.6
Change in valuation allowance	48.2	45.6	45.6
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2013	2012
Current deferred tax assets:
Accrued expenses	$1,259,692	$712,590
Valuation allowance	(1,259,692)	(712,590)
Total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Net operating loss carryforwards	$16,374,002	$6,682,819
Research credits	644,203	473,380
Convertible debt interest expense	—	81,087
Nonqualified stock compensation	2,188,701	824,898
	19,206,906	8,062,184
Valuation allowance	(19,206,906)	(8,062,184)
Total noncurrent deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2013, 2012 and 2011.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2013:

	Amount		Expiration
Federal net operating losses	$50,590,000	(A)	2023 — 2033
State net operating losses	$50,648,000	(A)	2023 — 2033
Research and development credits	$644,203		2023 — 2033

(A)  Of which $14.3 million will be a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises.

12. Income Taxes (continued)

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

The Company did not have unrecognized tax benefits as of December 31, 2013 and does not expect this to change significantly over the next twelve months. As of December 31, 2013, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2013 are still subject to examination by major tax jurisdictions.

13. Commitments and Contingencies

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $29.0 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2013, the Company has paid or accrued $2.2 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2013, approximately $2.1 million of the contract had been paid or accrued.  The remaining services under this contract are expected to be performed during 2014.

In October 2013, the Company entered into a clinical trial agreement with a leading research hospital and other participating institutions, relating to the performance of our feasibility/pilot study to evaluate the effects of SL-701.  As of December 31, 2013 approximately $0.1 million in costs relating to this contract had been incurred and paid or accrued.  Services under this contract are expected to be performed through 2017. The Company’s total obligation under the contract is expected to be approximately $1.0 million.

The Company has agreements in place with two contract research organizations (CRO’s) to facilitate research and clinical and data management services in connection with our two clinical-stage product candidates, SL-401 and SL-701. The Company’s total obligation under these contracts is expected to be approximately $12.5 million through 2016.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625.  The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

2014	$607,500
2015	607,500
2016	303,750
$1,518,750

Rent expense charged to operations was approximately $0.3 million for the year ended December 31, 2013. Rent expense is included in general and administrative expenses in the Company’s Statement of Operations.

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

14. Related Party Items

Receivable from Related Party

In November 2013, the Company recorded a $0.2 million receivable from an executive of the Company related to New York State tax withholdings resulting from an exercise of stock options. This item is reflected on the Company’s December 31, 2013 balance sheet as a related party receivable.

Assignment Agreement with the Company’s Chief Executive Officer

On June 15, 2012, the Company entered into an assignment agreement with Dr. Bergstein, the Company’s Chairman, President and Chief Executive Officer and owner of certain proprietary patent rights and related technology. Pursuant to the assignment agreement, as amended on November 7, 2012, effective immediately prior to the registration statement for the Company’s initial public offering being declared effective by the Securities and Exchange Commission, Dr. Bergstein agrees to assign, sell, transfer and convey to the Company all of his right, title and interest in and to these patent rights and related technology in exchange for $2.0 million in cash or a combination of cash and shares of Company common stock, payable only if, within five years of the date of transfer, the Company either (i) has a change in control, as defined in the assignment agreement, or (ii) achieves a market capitalization of at least $200 million for a prescribed period. Under the terms of the assignment agreement, as amended, 50% of such payment shall be paid in cash and the remaining 50% may be paid in shares of Company common stock, or a combination of cash and common stock, as determined by the Company. If the Company elects to settle payment in shares, the Company will value the shares at the date of issuance. None of the assigned patent rights and related technology has alternative future uses, nor have they reached a stage of technological feasibility. The Company accounted for this transaction as an asset acquisition as it achieved a market capitalization of $200 million for the prescribed period because it did not acquire any processes or activities in addition to the assigned rights and technology. The Company has recorded the entire purchase price to acquire in-process research and development expense. The assignment agreement does not contain any vesting or rescission/refund provisions.

15. Other Income and Expense

The components of other income and other expense for the years ended December 31, 2013, 2012 and 2011are as follows:

Other Income:	2013	2012	2011

Mark-to-market valuation adjustment to Put Option	$30,415	$68,615	$—
New York City Biotechnology R&D tax credit	249,477	203,806	46,673
Other	795	29,263	—
Total other income	$280,687	$301,684	$46,673

Other expense:	2013	2012	2011

Mark-to-market valuation adjustment to Put Option	$—	$—	$9,670
Other	—	35	—
Total other income	$—	$35	$9,670

Other income includes funds from the City of New York for the 2013, 2012 and 2011 Biotechnology Tax Credit program. The income from these programs is a reimbursement of expenses directly related to specific qualifying research programs in accordance with the guidelines of the respective tax credit programs and there are no performance or refund obligations. These expenses were incurred in prior periods and therefore the income was recorded when the funds were received. Other income and other expense also includes the mark-to-market of the put option liability associated with the issuance of convertible notes.  See Notes 6 and 8 for further discussion of the Put Option.

16. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2013
Net loss attributable to common stockholders	$(5,505,646)	$(5,450,638)	$(5,573,524)	$(7,666,703)
Basic and diluted net loss per common share	$(0.90)	$(0.55)	$(0.45)	$(0.60)
2012
Net loss attributable to common stockholders	$(1,170,384)	$(1,844,839)	$(1,965,463)	$(1,294,096)
Basic and diluted net loss per common share	$(0.34)	$(0.54)	$(0.57)	$(0.38)

Index to Exhibits

Exhibit No.	Description
21.1	List of subsidiaries of Stemline Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ivan Bergstein, M.D. his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 31, 2014, and in the capacities indicated:

Signatures	Title

/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ David G. Gionco
David G. Gionco	Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Ron Bentsur
Ron Bentsur	Director

/s/ J. Kevin Buchi
J. Kevin Buchi	Director

/s/ Eric L. Dobmeier
Eric L. Dobmeier	Director

/s/ Kenneth Zuerblis
Kenneth Zuerblis	Director