Form 10-Q
period 2014-03-31
STEMLINE THERAPEUTICS INC
filed 2014-05-15
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

There were 13,244,232 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 14, 2014.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$24,201,212	$44,200,420
Related party receivable	199,615	199,615
Prepaid expenses and other current assets	1,602,069	292,916
Total current assets	26,002,896	44,692,951
Furniture and fixtures, net	345,000	383,333
Long-term investments	51,444,924	40,204,912
Total assets	$77,792,820	$85,281,196
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,473,072	$5,013,808
Total current liabilities	5,473,072	5,013,808
Deferred grant revenue	572,000	643,000
Total liabilities	6,045,072	5,656,808
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and March 31, 2014	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at March 31, 2014 and December 31, 2013, 13,235,232 shares issued and outstanding at March 31, 2014 and 13,095,726 shares issued and outstanding at December 31, 2013	1,324	1,310
Additional paid-in capital	112,112,125	111,032,619
Accumulated other comprehensive loss	(9)	(43,775)
Accumulated deficit during the development stage	(40,365,692)	(31,365,766)
Total stockholders’ equity	71,747,748	79,624,388
Total liabilities and stockholders’ equity	$77,792,820	$85,281,196

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Period From August 8, 2003
	Three Months Ended March 31,		(Inception) to
	2014	2013	March 31, 2014
Revenues:
Grant revenue	$71,000	$—	$142,000
Operating expenses:
Research and development	7,116,855	3,161,726	34,741,267
General and administrative	1,988,360	2,167,467	19,344,875
Total operating expenses	9,105,215	5,329,193	54,086,142
Loss from operations	(9,034,215)	(5,329,193)	(53,944,142)
Other income	—	30,649	1,216,205
Other expense	(7,923)	(124,713)	(17,628)
Interest expense	—	(82,389)	(813,821)
Interest income	42,212	—	1,021,931
Net loss from operations	(8,999,926)	(5,505,646)	(52,537,455)
Less accretion of preferred stock dividends	—	—	(2,591,165)
Add discount on redemption of preferred stock	—	—	12,171,765
Net loss attributable to common stockholders	$(8,999,926)	$(5,505,646)	$(42,956,855)
Net loss attributable to common stockholders per common share:
Basic and Diluted	$(0.70)	$(0.90)
Weighted-average shares outstanding:
Basic and Diluted	12,875,228	6,147,589

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Period From August 8, 2003 (Inception) to
	2014	2013	March 31, 2014

Net loss	$(8,999,926)	$(5,505,646)	$(52,537,455)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	43,766	—	(9)
Other comprehensive gain (loss)	43,766	—	(9)
Comprehensive loss	$(8,956,160)	$(5,505,646)	$(52,537,464)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

							Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Capital	Shares	Capital	Capital	Loss	Stage	Equity
Balance, December 31, 2013	—	—	13,095,726	1,310	111,032,619	(43,775)	(31,365,766)	79,624,388
Restricted stock grants	—	—	131,248	13	(13)	—	—	—
Forfeiture of restricted stock grants	—	—	(777)	—	—	—	—	—
Issuance of common stock in connection with the Exercise of stock options	—	—	9,035	1	36,952	—	—	36,953
Stock-based compensation	—	—	—	—	1,042,567	—	—	1,042,567
Net loss	—	—	—	—	—	—	(8,999,926)	(8,999,926)
Other comprehensive income	—	—	—	—	—	43,766	—	43,766
Balance, March 31, 2014	—	—	13,235,232	$1,324	$112,112,125	$(9)	$(40,365,692)	$71,747,748

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Period From
			August 8, 2003
	Three Months Ended March 31,		(Inception) to
	2014	2013	March 31, 2014
Cash flows from operating activities
Net loss	$(8,999,926)	$(5,505,646)	$(52,537,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,333	—	115,000
Stock-based compensation expense	1,042,567	2,285,187	8,089,320
Non-cash interest expense	—	82,389	391,173
Mark-to-market of put option liability	—	(30,415)	(111,420)
Beneficial conversion of convertible interest	—	124,570	422,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,309,153)	(380,537)	(1,602,069)
Related party receivable	—	—	(199,615)
Accounts payable and accrued expenses	459,264	(200,285)	5,473,072
Deferred grant revenue	(71,000)	—	572,000
Net cash used in operating activities	(8,839,915)	(3,624,737)	(39,387,346)
Cash flows from investing activities
Purchase of furniture and fixtures	—	—	(460,000)
Purchase of marketable securities	(11,196,246)	—	(71,990,020)
Redemption of marketable securities	—	—	20,545,087
Net cash used in investing activities	(11,196,246)	—	(51,904,933)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	—	12,500,000
Redemption of preferred stock	—	—	(750,000)
Proceeds from issuance of common stock, net	—	32,335,483	101,550,788
Proceeds from exercise of stock options	36,953	—	1,330,703
Proceeds from issuance of convertible notes	—	—	862,000
Net cash provided by financing activities	36,953	32,335,483	115,493,491
Net (decrease) increase in cash and cash equivalents	(19,999,208)	28,710,746	24,201,212
Cash and cash equivalents at beginning of period	44,200,420	2,025,338	—
Cash and cash equivalents at end of period	$24,201,212	$30,736,084	$24,201,212
Supplemental disclosure of non-cash transactions
Discount on redemption of preferred stock	$—	$—	$12,921,765
Issuance of common stock on redemption of preferred stock	$—	$—	$1,200,000
Accretion of preferred stock dividend	$—	$—	$1,339,827

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2014

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells (“CSCs”) and tumor bulk. The Company’s activities to date have primarily consisted of advancing its two clinical-stage programs, developing its preclinical pipeline, building its proprietary drug discovery platform, fortifying its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company was incorporated in Delaware on August 8, 2003 (“Inception”) and has its principal office in New York, New York.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements for at least the next two years.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, property and equipment, accrued expenses, share-based compensation and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes differing from those on which the Company bases its assumptions.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2013 Form 10-K. There have been no changes to those policies.

Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2014, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2013 Form 10-K, that significantly affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Prepaid CRO costs	482,038	39,630
Prepaid insurance	388,340	43,321
Deposits	209,965	209,965
Other prepaid expenses and advances	521,726	—
Total	$1,602,069	$292,916

4. Furniture and Fixtures

Furniture and fixtures consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Office furniture and fixtures	$460,000	$460,000
Less accumulated depreciation	(115,000)	(76,667)
Furniture and fixtures, net	$345,000	$383,333

Depreciation expense was 38,333 and zero, respectively, for the three-month periods ended March 31, 2014 and 2013.

5. Fair Value Measurements

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets recorded at fair value on the Company’s balance sheets are categorized as follows:

Level 1: Unadjusted quoted prices for identical assets in an active market.

Level 2: Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full-term of the asset. Level 2 inputs include the following:

•                                          quoted prices for similar assets in active markets,

•                                          quoted prices for identical or similar assets in non-active markets,

•                                          inputs other than quoted market prices that are observable, and

•                                          inputs that are derived principally from or corroborated by observable market data through correlation or other means.

Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs reflect management’s own assessment about the assumptions a market participant would use in pricing the asset.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$24,201,212	$—	$—	$24,201,212
Long-term investments	51,444,924	—	—	51,444,924
Total assets at fair value	$75,646,136	$—	$—	$75,646,136

	December 31, 2013
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$44,200,420	$—	$—	$44,200,420
Long-term investments	40,204,912	—	—	40,204,912
Total assets at fair value	$84,405,332	$—	$—	$84,405,332

The following is a summary of available-for-sale investments held by the Company at March 31, 2014 and December 31, 2013:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$22,453,795	$—	$—	$22,453,795
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	17,781,152	1,664	(6,768)	17,776,048
Federal farm credit bank	13,876,085	8,656	(5,893)	13,878,848
Freddie Mac	14,821,350	3,200	(2,869)	14,821,681
Fannie Mae	4,966,346	2,021	(20)	4,968,347
Total Long-term investments	51,444,933	15,541	(15,550)	51,444,924
Total	$73,898,728	$15,541	$(15,550)	$73,898,719

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

5. Fair Value Measurements (continued)

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

At March 31, 2014 and December 31, 2013, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no unrealized gains or losses on investments reclassified from accumulated other comprehensive income to other income (expense) in the Statement of Operations for the three-month periods ended March 31, 2014 and 2013.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at March 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued expenses. Cash and cash equivalents, and long-term investments are carried at fair value (see above). Financial instruments including other assets, accounts payable and accrued expenses are carried at cost, which approximate fair value given their short-term nature.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2014 December 31, 2013:

	March 31,	December 31,
	2014	2013
Accrued research and development costs	$3,342,617	$1,966,360
Accrued compensation	1,317,996	2,043,704
Accrued professional fees	252,289	372,267
Short-term portion of deferred revenue	286,000	286,000
Other accrued liabilities	274,170	345,477
Total	$5,473,072	$5,013,808

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

7. Common Stock

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

In connection with the Company’s successful IPO in January 2013, the Company issued warrants to purchase up to 99,529 shares of the Company’s common stock to representatives of Aegis Capital Corp, the lead underwriter in the IPO. The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00. The term of the warrants is four years and they expire on January 28, 2018.

8. Net (Loss) Income Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Basic and diluted net loss per common share calculation:
Net loss	$(8,999,926)	$(5,505,646)
Basic and diluted weighted-average common shares	12,875,228	6,147,589
Basic and diluted net loss per share	$(0.70)	$(0.90)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, outstanding warrants are issued and the conversion of convertible notes. For the three-month periods ended March 31, 2014 and 2013, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, outstanding warrants and convertible notes as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, outstanding warrants and convertible notes that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Three Months Ended March 31
	2014	2013
Restricted stock	336,494	19,910
Options outstanding	1,545,097	1,881,339
Warrants	99,529	99,529
Convertible notes	—	233,967
Total	1,981,120	2,234,745

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

9. Revenue

In October 2013, the Company entered into an award contract (the “Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to leukemia, lymphoma, Hodgkin’s disease and myeloma to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for the above diseases and their complications. Pursuant to the Agreement LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities. The Company received $1.0 million in October 2013, upon execution of the Agreement and could receive the additional $2.5 million based on the completion of certain milestone events. The Company has recognized approximately $0.1 million of revenue related to the Leukemia and Lymphoma Society grant for the three-month period ended March 31, 2014, which reflects three months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed. The agreement terminates when there are no longer any payment obligations.

10.  Income Taxes

The Company did not record an income tax provision or benefit for the three-month periods ended March 31, 2014 and 2013, respectively, due to the fact that the Company cannot benefit from its net operating losses. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The Company files income tax returns in the United States and in the State of New York. The Company is not currently being audited by the Internal Revenue Service or any state taxing jurisdiction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of March 31, 2014, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of March 31, 2014, there were 1,322,795 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $1.0 million and $2.3 million for the three-month periods ended March 31, 2014 and 2013, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the three-month periods ended March 31, 2014 and 2013.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

11.  Stock-Based Compensation (continued)

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Research and development	$709,642	$1,364,408
General and administrative	332,925	920,779
Total	$1,042,567	$2,285,187

Stock Options

The Company grants stock options to employees, Directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period and options granted to Directors vest in equal yearly installments over a three-year period from the date of grant. Options to Directors are granted on an annual basis and represent compensation for services performed by the board of directors. Compensation cost for stock options granted to employees and Directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted-average volatility	89.6%	80.4%
Weighted-average risk-free interest rate	2.0%	1.0%
Weighted-average expected term in years	6.25	6.25
Dividend yield	0.0%	0.0%

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

For the three-month period ended March 31, 2014, the Company issued 9,035 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $36,953. There were no exercises of stock options for the three-month period ended March 31, 2013. As of March 31, 2014, there was approximately $7.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

11.  Stock-Based Compensation (continued)

The following table summarizes the activity related to the Company’s stock options at March 31, 2014 and December 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,326,486	$4.89
Options granted	256,391	23.98
Options exercised	(9,035)	4.09
Options forfeited	(28,745)	4.86
Outstanding at March 31, 2014	1,545,097	$8.07	7.35	$20,275,840
Options exercisable at March 31, 2014	857,311	$3.40	6.18	$14,537,293

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.1 million for the three-month period ended March 31, 2014. There were no exercises of stock options for the three-month period ended March 31, 2013.

Restricted Stock

The Company grants restricted stock to its employees and Directors. Restricted stock is recorded as deferred compensation and charged against earnings on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock to Directors is granted on a yearly basis and represents compensation for services performed on the Company’s board of directors. Restricted stock awards to Directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The following table summarizes the activity related to the Company’s restricted stock at March 31, 2014 and December 31, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	229,250	$17.34
Shares granted	112,666	24.14
Shares vested	(4,645)	5.97
Shares forfeited	(777)	25.05
Outstanding at March 31, 2014	336,494	$16.44

For the three-month period ended March 31, 2014, the Company granted 112,666 shares of restricted stock, at a weighted-average grant date fair value of $24.14 per share amounting to approximately $2.7 million in total aggregate fair value. As of March 31, 2014, approximately 336,494 shares remained unvested and there was approximately $5.6 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 3.3 years. The total fair value of restricted stock vested during the three-month period ended March 31, 2014 was approximately $0.1 million. There was no vesting of restricted stock for the three-month period ended March 31, 2013.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

11.  Stock-Based Compensation (continued)

Awards Granted to Non-Employees

The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to options granted to non-employees was approximately $30,000 and $0.6 million for the three-month periods ended years ended March 31, 2014 and 2013, respectively.

12. Commitments and Contingencies

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $29.0 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From Inception through December 31, 2013, the Company has paid or accrued $2.2 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsored research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single-digit royalties payable on commercial sales, if any occur.

Scott and White

In June 2006, the Company entered into a research and license agreement, as amended in December 2008, March 2010 and July 2011 (collectively the “S&W Agreement”), with Scott and White Memorial Hospital and Scott, Sherwood and Brindley Foundation, and its affiliate Scott and White Clinic (collectively “S&W”) for the rights to SL-401 and SL-501. SL-401 is a clinical-stage targeted therapy directed to the interleukin-3 receptor, or IL-3R, and is being developed to treat patients with hematologic cancers. SL-501 is a next generation IL-3R-targeted therapy and is in preclinical development. The Company is required to pay customary single-digit royalties on sales, if any, of new products approved utilizing the licensed compounds, and a percentage of up-front payments the Company receives from a sublicensee. The S&W Agreement will expire in its entirety upon the later of (i) the 10th anniversary of the first commercial sale of a product, or (ii) the expiration of the last issued patent claiming or covering a product. The Company may terminate the S&W Agreement at its sole discretion at any time after a specified number of days following written notice and either party may terminate for a material breach of the agreement that is not cured within a specified number of days.

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming an analog peptide of IL-13Rα2, an active ingredient of SL-701. SL-701 is an enhanced immunotherapy being developed to treat patients with advanced brain cancer(the “UP Agreement”). The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company will be required to pay annual fees, milestones (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), and, upon regulatory approval, single-digit royalties on net sales, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

12. Commitments and Contingencies (continued)

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming a peptide of EphA2, another active ingredient of SL-701, which the Company may use for the diagnosis, treatment or prevention of diseases and tumors of the brain. The Company paid UP an initial license fee and will be required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a customary single-digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

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

Other Research and Development Agreements

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

STEMLINE THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

12. Commitments and Contingencies (continued)

The Company has agreements in place with two contract research organizations (“CROs”) to facilitate research and clinical and data management services in connection with our two clinical-stage product candidates, SL-401 and SL-701. The Company’s total obligation under these contracts is expected to be approximately $12.5 million through 2016.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2014	$455,625
2015	607,500
2016	303,750
$1,366,875

Rent expense charged to operations was approximately $0.2 million and $14,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

13. Related Party Items

Receivable from Related Party

In November 2013, the Company recorded a $0.2 million receivable from an executive of the Company related to New York State tax withholdings resulting from an exercise of expiring stock options. This item is reflected on the Company’s balance sheets as a related party receivable.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2013, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2013 Form 10-K to which the reader is directed for additional information.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical-stage product candidates, SL-401 and SL-701.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk. To date, SL-401 has demonstrated single-agent activity, including durable complete responses, or CRs, in investigator sponsored Phase 1/2 trials in several indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and relapsed or refractory acute myeloid leukemia, or AML. We plan to advance SL-401 into corporate sponsored trials for multiple hematologic cancer indications including BPDCN, where we intend to pursue a registration-directed path. We also plan to initiate trials in additional rare IL-3R+ malignancies including mastocytosis, hypereosinophilic syndrome, myelofibrosis, chronic myelomonocytic leukemia, and hairy cell leukemia. These studies could be expanded to serve as platform trials for potential registration. We also intend to pursue larger indications including trials in multiple myeloma, or MM, and AML in first remission as consolidation therapy, and a registration-directed path in relapsed or refractory AML.

SL-701 is an enhanced immunotherapy that activates the immune system to attack tumors. An earlier version of this therapy demonstrated single-agent activity, including durable CRs and partial responses, or PRs, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers. We have since taken steps to create an enhanced version of the therapy optimized for activity and commercialization. We plan to advance SL-701 into a corporate sponsored trial in adult patients with recurrent glioblastoma multiforme, or GBM, that is refractory to, or has relapsed following, initial treatment. We believe that the design of this study may enable SL-701 to obtain accelerated regulatory approval and/or serve as the foundation for a subsequent Phase 3 pivotal trial in this indication. We also plan to pursue a trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma, which are also areas of unmet medical need.

We have also built a robust preclinical pipeline which includes next generation IL-3R-targeted compounds, SL-501 and SL-101, an innovative discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area.

We are a development stage company. We have devoted substantially all of our resources to developing our product candidates and our platform technology, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenues from product sales, and have funded our operations primarily through sales of common stock and convertible preferred stock and issuances of convertible debt to our investors. From inception through March 31, 2014 we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.

We have never been profitable and, from inception through March 31, 2014, our net losses from operations have been $52.5 million. Our net loss from operations was $9.0 million for the three months ended March 31, 2014 and $5.5 million for the three months ended March 31, 2013. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $1.0 million research grant received in October 2013 from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.1 million during the three months ended March 31, 2014. In the future, we may generate revenue from product sales. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Clinical (SL-401 and SL-701)	$6,666,330	$3,135,410
Preclinical	450,525	26,316
Total	$7,116,855	$3,161,726

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  Chemistry, Manufacturing and Controls (CMC) related costs;

•                  Non-clinical costs;

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

The successful development of our product candidates is highly uncertain. At this time, other than as discussed above, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and long-term investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds, we expect interest income to be minimal in future quarters.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our previously outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations.

Critical Accounting Policies and Estimates

To understand our financial statements, it is important to understand our critical accounting policies and estimates. We prepare our financial statements in accordance with generally accepted accounting principles, or GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that our accounting policies are critical to understanding our historical and future financial performance, as these policies related to the more significant areas involving management judgments and estimates.

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the three-months ended March 31, 2014.

Accounting Pronouncements

During the quarter ended March 31, 2014, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2013 Form 10-K, that materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Research and development expense.  Research and development expense was $7.1 million for the quarter ended March 31, 2014, compared with $3.2 million for the quarter ended March 31, 2013, an increase of $3.9 million. The higher costs were primarily attributable to the ramp up in development activities for our SL-401 and SL-701 clinical programs.  The major drivers of the increased expenses include $1.2 million and $1.1 million of costs incurred on the SL-401 and SL-701 clinical trials, respectively, relating to clinical trial preparation and recruitment activities through our CROs.  In addition, we incurred $1.2 million of increased expenses relating to manufacturing development and production of drug supply.

General and administrative expense.  General and administrative expense was $2.0 million for the quarter ended March 31, 2014, compared with $2.2 million for the quarter ended March 31, 2013, a decrease of $0.2 million. This decrease was primarily attributable to $0.9 million in one-time IPO-related cash bonuses and non-cash stock based compensation expense that were incurred during the first quarter of 2013 partially offset by increases in general and administrative costs of $0.7 million during the three months ended March 31, 2014.  The higher expenses during the three months ended March 31, 2014 include $0.3 million of outside legal and audit fees, $0.1 million in salaries, $0.1 million in rent, and $0.1 million in capital-related taxes.

Other expense.  Other expense was $7,923 for the quarter ended March 31, 2014, compared with $124,713 in expense for the quarter ended March 31, 2013, resulting in a $116,790 decrease to expense. The lower expense is primarily due to the charge to earnings in the quarter ended March 31, 2013 relating to the beneficial conversion of our previously outstanding 1.27% convertible notes.

Interest expense.  Interest expense was zero for the quarter ended March 31, 2014, compared with $82,389 for the quarter ended March 31, 2013. The prior year interest expense related to our previously outstanding 1.27% convertible notes.

Interest income.  Interest income was $42,212 for the quarter ended March 31, 2014, compared with zero for the quarter ended March 31, 2013. The higher income is due to the increase in cash, cash equivalents and long-term investments on our balance sheet as a result of the successful completion of our IPO and secondary equity offering during the first half of 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock, and issuances of convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Through March 31, 2014, we received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes.

As of March 31, 2014, our cash, cash equivalents and investments totaled $75.6 million. We primarily invest our cash, cash equivalents and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents and long-term investments will be sufficient to fund our operations and our capital expenditures for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(8,839,915)	$(3,624,737)
Net cash used in investing activities	(11,196,246)	—
Net cash provided by financing activities	36,953	32,335,483
Net increase (decrease) in cash and cash equivalents	$(19,999,208)	$28,710,746

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The increased use in cash for the quarter ended March 31, 2014 was primarily the result of higher research and development expenses as we ramped up our clinical trial preparations for SL-401 and SL-701. The additional research and development costs also included CMC-related expenses to manufacture drug substance for our products in development.

Investing activities.  The net cash used in financing activities for the quarter ended March 31, 2014 reflects purchases of long-term investments within our U.S. Treasury-related investment portfolio to obtain an optimum yield and minimal risk by increasing the duration on these U.S. Treasury-related investments.

Financing activities.  The net cash provided by financing activities for the quarter ended March 31, 2014 resulted from the exercise of stock options. The net cash provided by financing activities for the quarter ended March 31, 2013 resulted from the net cash proceeds received from our initial public offering in January 2013.

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  continue the ongoing clinical trials, and initiate the planned clinical trials, of SL-401 and SL-701;

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

•                  maintain, fortify, leverage and expand our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Our existing cash, cash equivalents and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will also incur costs as a public company including, but not limited to, costs and expenses for directors fees, increased personnel costs, increased directors and officers insurance premiums, audit and legal fees, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and The NASDAQ Stock Market, LLC and various other costs.

Contractual Obligations and Commitments

Our contractual obligations and commitments are described in more detail in our 2013 Form 10-K. As of March 31, 2014, there have been no significant changes to our contractual obligations as reported in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of March 31, 2014, we had federal net operating loss carryforwards of approximately $59.6 million, which are available to reduce future taxable income. We also had federal tax credits of approximately $0.6 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2034. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or IRS, and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code, or IRC, Section 382 and 383. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At March 31, 2014, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an “emerging growth company,” of which we are one, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short and long-term investments of $75.6 million as of March 31, 2014 and $84.4 million as of December 31, 2013, consisting of cash, U.S. Treasury and Agency securities and U.S. Treasury-related money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term and medium-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2014 and December 31, 2013, all of our liabilities were denominated in our functional currency.

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

Limitations on the Effectiveness of Controls

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates, SL-401 and SL-701, which are advancing in clinical development. Our future success depends heavily on our ability to successfully develop, obtain regulatory approval for, and commercialize these product candidates, which may never occur. We currently generate no revenues, and we may never be able to develop or commercialize a marketable drug.

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

We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval is similar in other countries, to obtain separate regulatory review and approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

We have not yet initiated or completed a Company-sponsored clinical trial. Consequently, we may not have the necessary expertise or capabilities, including adequate staffing, to successfully manage the initiation, execution and completion of any of our clinical trials, including our planned Company-sponsored clinical trials of SL-401 and SL-701, to lead to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, which will have a negative impact on our ability to commence product sales and generate product revenues from any of our product candidates. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process and may negatively impact our ability to raise additional capital to support these increased costs. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

This drug candidate development risk is heightened by any changes in planned clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our planned clinical trials may be adversely affected by the following anticipated changes:

•                  As we optimize and scale-up production of SL-401 and SL-701, there will be manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up typically necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later-stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials. We will also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. We may determine that certain doses and regimens are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

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

•                  We plan to develop SL-701 as an injection administered under the skin, or subcutaneously, in our trials. The 701-Ped-G Study and 701-Adult-LGG Study used this method of delivery. The 701-Adult-RHGG Study used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to immunogenic peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Thus, our plan continues the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

•                  We plan to manufacture and formulate SL-701 as a mixture of IL-13Rα2 mutant peptide, EphA2 peptide, survivin mutant peptide, and a tetanous toxoid peptide. In the 701-Ped-G and 701-Adult-RHGG Studies, an earlier version of this immunotherapy, which was comprised of IL-13Rα2 mutant and EphA2 peptides, was mixed with additional peptides, including YKL-40 and GP-100 peptides in the Adult-RHGG Study, and survivin peptide in the 701-Ped-G Study. We have created what we believe is an enhanced version of this immunotherapy which we call SL-701. SL-701 includes an immunogenic mutant form of survivin which is different from the survivin peptide used in the earlier version of this immunotherapy.

•                  We plan to change the immunostimulants used with the administration of SL-701 from poly-ICLC, which was used in the earlier version, to granulocyte-colony-stimulating factor, or GM-CSF, and imiquimod which we believe are commercially viable and state-of-the-art immunostimulants and represent a potential enhancement.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases). SL-401 is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in adult and pediatric brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the incidences of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our planned clinical trials.

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

This lengthy and costly review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market SL-401 and SL-701, or any of our other product candidates that we may advance into and through clinical trials, which would significantly harm our business.

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

We have incurred net losses from operations from our inception through March 31, 2014 of approximately $52.5 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401 and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

•                  develop and maintain GMP compliant manufacturing and distribution capabilities sufficient to support the intended scope of our pre-clinical and clinical development plans and the potential commercial demand for our product(s);

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of May 8, 2014, we had 19 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

•                  the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians to prescribe any future products;

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

To date, we have not sponsored any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions have conducted and sponsored all clinical trials relating to SL-401 and SL-701 under their own INDs. Because the completed trials relating to SL-401 and SL-701 were investigator sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. For each of our lead product candidates we currently rely on a single third-party to purchase from third-party suppliers the materials necessary to produce our product candidates and manufacture these product candidates for our clinical studies. Any prolonged disruption in the operations of our third-party manufacturer could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development and any commercialization costs. In addition, we may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the validation and commercialization of our product candidates could negatively affect our business.

To the extent we elect to enter into licensing or collaboration agreements to partner our product candidates, our dependence on such relationships may adversely affect our business.

Our global commercialization strategy for certain of our product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of these product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized.

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

We are a party to several license agreements relating to certain patents and/or patent applications owned by other institutions, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We also hold licenses from academic institutions relating to intellectual property underlying our SL-501 and SL-101 product candidates and our StemScreen platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 51.0% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are included with this report.

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K filed on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2014.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.