Form 10-Q
period 2014-06-30
STEMLINE THERAPEUTICS INC
filed 2014-08-14
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 13,258,168 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 11, 2014.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

This Quarterly Report on Form 10-Q contains trademarks and trade names of Stemline Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “potential,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of our drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our preclinical studies and clinical trials, including, site initiation, internal review board, or IRB, approval, scientific review committee, or SRC, approval, and patient accrual;

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$21,160,428	$44,200,420
Short-term investments	1,042,378	—
Related party receivable	—	199,615
Prepaid expenses and other current assets	1,660,812	292,916
Total current assets	23,863,618	44,692,951
Furniture and fixtures, net	306,667	383,333
Long-term investments	47,318,347	40,204,912
Total assets	$71,488,632	$85,281,196
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,233,072	$5,013,808
Total current liabilities	4,233,072	5,013,808
Deferred grant revenue	500,857	643,000
Total liabilities	4,733,929	5,656,808
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and June 30, 2014	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at June 30, 2014 and December 31, 2013, 13,258,168 shares issued and outstanding at June 30, 2014 and 13,095,726 shares issued and outstanding at December 31, 2013	1,326	1,310
Additional paid-in capital	113,123,849	111,032,619
Accumulated other comprehensive gain (loss)	7,919	(43,775)
Accumulated deficit	(46,378,391)	(31,365,766)
Total stockholders’ equity	66,754,703	79,624,388
Total liabilities and stockholders’ equity	$71,488,632	$85,281,196

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Grant revenue	$71,429	—	$142,429	—

Operating expenses:
Research and development	4,090,590	$4,084,521	11,207,446	$7,246,247
General and administrative	2,026,865	1,071,426	4,015,225	3,238,893

Total operating expenses	6,117,455	5,155,947	15,222,671	10,485,140
Loss from operations	(6,046,026)	(5,155,947)	(15,080,242)	(10,485,140)
Other income	632	—	632	30,649
Other expense	(11,146)	—	(19,069)	—
Interest expense	—	(297,935)	—	(505,037)
Interest income	43,842	3,244	86,054	3,244

Net loss from operations	(6,012,698)	(5,450,638)	(15,012,625)	(10,956,284)

Net loss attributable to common stockholders	$(6,012,698)	$(5,450,638)	$(15,012,625)	$(10,956,284)

Net loss attributable to common stockholders per common share:

Basic and Diluted	$(0.47)	$(0.55)	$(1.16)	$(1.37)

Weighted-average shares outstanding:

Basic and Diluted	12,921,898	9,837,062	12,907,931	8,014,529

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(6,012,698)	$(5,450,638)	$(15,012,625)	$(10,956,284)

Other comprehensive gain (loss):

Unrealized gain on investments	8,560	—	52,326	—
Reclassification adjustment for gain on investments included in net income	(632)	—	(632)	—

Other comprehensive gain (loss)	7,928	—	51,694	—
Comprehensive loss	$(6,004,770)	$(5,450,638)	$(14,960,931)	$(10,956,284)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2013	—	—	13,095,726	1,310	111,032,619	(43,775)	(31,365,766)	79,624,388
Restricted stock grants			144,246	14	(14)
Forfeiture of restricted stock grants			(777)
Issuance of common stock in connection with the exercise of stock options			18,973	2	69,146			69,148
Stock-based compensation expense					2,022,098			2,022,098
Net loss							(15,012,625)	(15,012,625)
Other comprehensive income						51,694		51,694
Balance, June 30, 2014	—	—	13,258,168	$1,326	$113,123,849	$7,919	$(46,378,391)	66,754,703

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(15,012,625)	$(10,956,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,666	—
Stock-based compensation expense	2,022,098	2,861,999
Amortization of premium paid on marketable securities	137,672
Net gain on redemption of marketable securities	(632)
Non-cash interest expense		82,389
Mark-to-market of put option liability		(30,415)
Beneficial conversion of convertible interest		422,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,367,896)	(863,090)
Related party receivable	199,615	—
Accounts payable and accrued expenses	(780,736)	1,377,172
Deferred grant revenue	(142,143)	—
Net cash used in operating activities	(14,867,981)	(7,105,581)
Cash flows from investing activities
Purchase of marketable securities	(16,246,878)	—
Redemption of marketable securities	8,005,719	—
Net cash used in investing activities	(8,241,159)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	97,708,506
Proceeds from exercise of stock options	69,148	57,649
Net cash provided by financing activities	69,148	97,766,155
Net (decrease) increase in cash and cash equivalents	(23,039,992)	90,660,574
Cash and cash equivalents at beginning of period	44,200,420	2,025,338
Cash and cash equivalents at end of period	$21,160,428	$92,685,912

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

June 30, 2014

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells (“CSCs”) and tumor bulk. The Company’s activities to date have primarily consisted of advancing its two clinical-stage programs, developing its preclinical pipeline, building its proprietary drug discovery platform, fortifying its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation.  This ASU’s objective is to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements for development stage entities.  The Company has previously met the conditions of being a development stage entity and has provided the appropriate disclosures within the financial statements, including inception to date financial reporting.  As a result of this ASU, all incremental reporting requirements for development stage entities including inception to date financial reporting will no longer be required to be disclosed in financial statements.  The effective date of this ASU is for annual reporting periods beginning after December 15, 2014.  However, early adoption is allowed and the Company has early adopted this ASU within the financial statements for the three and six months ended June 30, 2014.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Prepaid third party vendor costs	1,270,396	39,630
Prepaid insurance	284,173	43,321
Deposits	106,243	209,965
Total	$1,660,812	$292,916

4. Furniture and Fixtures

Furniture and fixtures consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Office furniture and fixtures	$460,000	$460,000
Less accumulated depreciation	(153,333)	(76,667)
Furniture and fixtures, net	$306,667	$383,333

Depreciation expense was $76,666 and $0 for the six-month periods ended June 30, 2014 and 2013, respectively.  Depreciation expense was $38,333 and $0 for the three-month periods ended June 30, 2014, and 2013, respectively.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$21,160,428	$	$	$21,160,428
Short-term investments	1,042,378			1,042,378
Long-term investments	47,318,347			47,318,347
Total assets at fair value	$69,521,153	$	$	$69,521,153

	December 31, 2013
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$44,200,420	$—	$—	$44,200,420
Long-term investments	40,204,912	—	—	40,204,912
Total assets at fair value	$84,405,332	$—	$—	$84,405,332

The following is a summary of available-for-sale investments held by the Company at June 30, 2014 and December 31, 2013:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$19,155,473	$	$	$19,155,473

Short-term investments:
Fixed-income treasury portfolio:
Federal farm credit bank	1,042,046	332	—	1,042,378
Total Short-term investments	1,042,046	332	—	1,042,378
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	17,565,399	4,005	(6,192)	17,563,212
Federal farm credit bank	11,413,440	6,529	(929)	11,419,040
Freddie Mac	13,418,860	3,075	(1,080)	13,420,855
Fannie Mae	4,913,061	2,179	—	4,915,240
Total Long-term investments	47,310,760	15,788	(8,201)	47,318,347

Total	$67,508,279	$16,120	$(8,201)	$67,516,198

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$41,441,975	$—	$—	$41,441,975

Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	13,789,246	—	(14,752)	13,774,494
Federal farm credit bank	11,476,874	—	(13,701)	11,463,173
Freddie Mac	10,020,626	—	(8,340)	10,012,286
Fannie Mae	4,961,941	—	(6,982)	4,954,959
Total Long-term investments	40,248,687	—	(43,775)	40,204,912
Total	$81,690,662	$—	$(43,775)	$81,646,887

At June 30, 2014 and December 31, 2013, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at June 30, 2014 and December 31, 2013.

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

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2014 December 31, 2013:

	June 30,	December 31,
	2014	2013
Accrued research and development costs	$2,156,209	$1,966,360
Accrued compensation	1,095,466	2,043,704
Accrued professional fees	353,243	372,267
Short-term portion of deferred revenue	285,714	286,000
Other accrued liabilities	342,440	345,477
Total	$4,233,072	$5,013,808

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

In connection with the Company’s initial public offering (“IPO”) in January 2013, the Company issued warrants to purchase up to 99,529 shares of the Company’s common stock to representatives of Aegis Capital Corp., the lead underwriter in the IPO. The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00. The term of the warrants is four years and they expire on January 28, 2018.

8. Accumulated Other Comprehensive Gain (Loss)

The change in accumulated other comprehensive gain (loss) are as follows:

	Unrealized gain (loss) on available for sale securities	Total

Balance as of December 31, 2013	$(43,775)	$(43,775)
Other comprehensive income before reclassifications	52,326	52,326
Amounts reclassified from accumulated other comprehensive income (loss)*	(632)	(632)
Total other comprehensive income	51,694	51,694

Balance as of June 30, 2014	$7,919	$7,919

*Amounts reclassified affect other income in the consolidated statements of income.

9. Net (Loss) Income Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted net loss per common share calculation:
Net loss	$(6,012,698)	$(5,450,638)	$(15,012,625)	$(10,956,284)
Basic and diluted weighted-average common shares	12,921,898	9,837,062	12,907,931	8,014,529
Basic and diluted net loss per share	$(0.47)	$(0.55)	$(1.16)	$(1.37)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, outstanding warrants are issued and the conversion of convertible notes. For the six-month periods ended June 30, 2014 and 2013, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, outstanding warrants and convertible notes as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, outstanding warrants and convertible notes that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Six Months Ended June 30
	2014	2013
Restricted stock	311,403	248,869
Options outstanding	1,643,159	1,879,573
Warrants	99,529	99,529
Total	2,054,091	2,227,971

10. Revenue

In October 2013, the Company entered into an award contract (the “Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to leukemia, lymphoma, Hodgkin’s disease and myeloma to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for the above diseases and their complications. Pursuant to the Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to help fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities. The Company received $1.0 million in October 2013, upon execution of the Agreement and could receive the additional $2.5 million based on the completion of certain milestone events. The Company has recognized approximately $0.1 million of revenue related to the Leukemia and Lymphoma Society funding for the six-month period ended June 30, 2014, which reflects six months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed.

11.  Income Taxes

The Company did not record an income tax provision or benefit for the six and three-month periods ended June 30, 2014 and 2013, respectively, due to the fact that the Company cannot benefit from its net operating losses. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of June 30, 2014, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

12.  Stock-Based Compensation

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

As of June 30, 2014, there were 1,218,795 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $2.0 million and $2.9 million for the six-month periods ended June 30, 2014 and 2013, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the six-month periods ended June 30, 2014 and 2013.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$713,179	$422,719	$1,354,896	$1,787,127
General and administrative	366,479	154,099	667,202	1,074,872
Total	$1,079,658	$576,818	$2,022,098	$2,861,999

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

The weighted-average key assumptions used in determining the fair value of options granted for the six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average volatility	87.19%	82.97%	88.90%	82.97%
Weighted-average risk-free interest rate	1.96%	1.50%	1.98%	1.50%
Weighted-average expected term in years	6.05%	6.00%	6.20%	6.00%
Dividend yield	0%	0%	0%	0%

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

For the six-month period ended June 30, 2014, the Company issued 18,973 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $69,148. There were no exercises of stock options for the six-month period ended June 30, 2013. As of June 30, 2014, there was approximately $6.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options at for the six months ended June 30, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,326,486	$4.89
Options granted	364,391	21.42
Options exercised	(18,973)	3.64
Options forfeited	(28,745)	4.86
Outstanding at June 30, 2014	1,643,159	$8.57	7.29	$17,484,572
Options exercisable at June 30, 2014	903,585	$4.04	6.06	$12,864,431

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June  30, 2014. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.3 million for the six-month period ended June 30, 2014. There were no exercises of stock options for the six-month period ended June 30, 2013.

Restricted Stock

The Company grants restricted stock to its employees and Directors. Restricted stock is recorded as deferred compensation and charged against earnings on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock may be granted to Directors and represents compensation for services performed on the Company’s board of directors. Restricted stock awards to Directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The following table summarizes the activity related to the Company’s restricted stock for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	229,250	$17.34
Shares granted	125,663	22.90
Shares vested	(42,733)	14.22
Shares forfeited	(777)	25.05
Outstanding at June 30, 2014	311,403	$19.99

For the six-month period ended June 30, 2014, the Company granted 125,663 shares of restricted stock, at a weighted-average grant date fair value of $22.90 per share amounting to approximately $2.9 million in total aggregate fair value. As of June 30, 2014, approximately 311,403 shares remained unvested and there was approximately $4.8 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 3.1 years. The total fair value of restricted stock vested during the six-month period ended June 30, 2014 was approximately $0.6 million. There was no vesting of restricted stock for the six-month period ended June 30, 2013.

Awards Granted to Non-Employees

The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to options granted to non-employees was approximately $0.1 million and $0.7 million for the six-month periods ended June 30, 2014 and 2013, respectively.

13. Commitments and Contingencies

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $23.3 million upon achieving certain milestones, the majority of which are due upon the achievement of late stage clinical development, regulatory approval and post-approval milestones. From Inception through June 30, 2014, the Company has paid or accrued $2.2 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsored research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single-digit royalties payable on commercial sales, if any occur.

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

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming composition of a variant of the IL-13Rα2 peptide. SL-701 is an enhanced immunotherapy being developed to treat patients with advanced brain cancer (the “UP Agreement”). The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company will be required to pay annual fees, milestones (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), and, upon regulatory approval, single-digit royalties on net sales, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming use of a peptide of EphA2, which the Company may use for the diagnosis, treatment or prevention of diseases and tumors of the brain. The Company paid UP an initial license fee and will be required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a customary single-digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company also entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the INDs for the clinical trials of SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products. The Company paid UP an initial license fee and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue received from any sublicensees. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

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

Compensation Arrangements

Subsequent to the closing of the IPO, certain bonuses and salary increases in the amount of $1.0 million were paid upon approval of the board of directors and the satisfaction of certain contingencies, with an additional $0.4 million subject to the same contingencies which were paid one year after the IPO.

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of June 30, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014, the Company entered into new work order agreements with this vendor totaling approximately $2.1 million, with services to be rendered on these agreements through 2015.

The Company has agreements in place with contract research organizations (“CROs”) to facilitate research and clinical and data management services in connection with our clinical-stage product candidates, SL-401 and SL-701.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2014	$303,750
2015	607,500
2016	303,750
$1,215,000

Rent expense charged to operations was $303,842 and $22,735 for the six-month periods ended June 30, 2014 and 2013, respectively.  Rent expense charged to operations was $151,875 and $8,831 for the three-month periods ended June 30, 2014 and 2013, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk of hematologic cancers. SL-401 has demonstrated objective clinical anticancer activity as a single-agent, including durable complete responses, or CRs, in an investigator sponsored Phase 1/2 trial involving several indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and relapsed or refractory acute myeloid leukemia, or AML. In particular, seven of nine evaluable BPDCN patients had objective responses (78% overall response rate), including 5 CRs. In July 2014 we opened a corporate-sponsored investigational new drug, or IND, with the U.S. Food and Drug Administration, or FDA, and opened a multicenter, open-label trial in relapsed/refractory patients with BPDCN and AML. This study is designed to accrue at least 60 patients, including a brief lead-in that transitions into a larger expansion stage in these indications. We are also planning additional open-label trials in other cancers including IL-3R+ myeloproliferative disorders.

SL-701 is an enhanced immunotherapy that activates the immune system to attack tumors. An earlier version of this therapy demonstrated objective clinical anticancer activity as a single-agent, including durable CRs and partial responses, or PRs, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers. We have since taken steps to create an enhanced version of this therapy potentially optimized for activity and commercialization. In April 2014 we opened a corporate-sponsored IND with the FDA and initiated a multicenter, open-label trial in adult patients with second-line glioblastoma multiforme, or GBM. This study is designed to accrue approximately 100 patients. We also plan to pursue a Phase 2 trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma, which are also areas of unmet medical need.

We have also built a robust preclinical pipeline which includes next generation IL-3R-targeted compounds, SL-501 and SL-101, an innovative discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area.

We have devoted substantially all of our resources to developing our product candidates and our platform technology, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenues from product sales, and have funded our operations primarily through sales of common stock and convertible preferred stock and issuances of convertible debt to our investors. From inception through June 30, 2014 we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.

We have never been profitable and, from inception through June 30, 2014, our net losses from operations have been $58.5 million. Our net loss from operations was $15.0 million for the six months ended June 30, 2014 and $11.0 million for the six months ended June 30, 2013. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $1.0 million research funding received in October 2013 from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.1 million during the six months ended June 30, 2014. In the future, we may generate revenue from product sales.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the six-month and three-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Clinical (SL-401 and SL-701)	3,796,955	4,068,271	10,463,286	7,203,681
Preclinical	293,635	16,250	744,160	42,566
Total	4,090,590	4,084,521	11,207,446	7,246,247

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial-related costs;

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

We anticipate that our research and development expenses will increase significantly in future periods as we seek to complete development of our most advanced product candidates, SL-401 and SL-701, and continue to develop our other product candidates and our platform technology. At this time, we anticipate the majority of our research and development expense will be devoted to the development of SL-401 and SL-701.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. The primary functions included in our general and administrative expenses are legal, finance, human resources, investor relations, and business development departments. Other general and administrative expenses include facility costs, insurance expenses and professional fees for consulting and accounting services.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the six-months ended June 30, 2014.

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition Accounting Standards Update, Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation.  This ASU’s objective is to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements for development stage entities.  The Company has previously met the conditions of being a development stage entity and has provided the appropriate disclosures within the financial statements, including inception to date financial reporting.  As a result of this ASU, all incremental reporting requirements for development stage entities including inception to date financial reporting will no longer be required to be disclosed in financial statements.  The effective date of this ASU is for annual reporting periods beginning after December 15, 2014.  However, early adoption is allowed and the Company has early adopted this ASU within the financial statements for the three and six months ended June 30, 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

Research and development expense.  Research and development expense was flat year over year at $4.1 million for the quarters ended June 30, 2014 and June 30, 2013, respectively.  We experienced an increase of $2.0 million of clinical and manufacturing development costs during the quarter as compared to the prior year.  The major driver of the increased expenses during the quarter include $1.0 million of higher compensation expense relating to increased employee headcount supporting the development of our clinical programs. We also incurred $1.0 million of increased expenses relating to clinical trial preparation and recruitment activities and manufacturing development and production of drug supply.  Offsetting our higher costs for the quarter was a one-time $2.0 million, in-process research and development expense relating to an assignment of intellectual property rights during the prior year.

General and administrative expense.  General and administrative expense was $2.0 million for the quarter ended June 30, 2014, compared with $1.1 million for the quarter ended June 30, 2013, an increase of $0.9 million.  This increase in costs was primarily attributable to $0.4 million of higher compensation expense, including non-cash stock based compensation, as a result of increased headcount to support the regulatory requirements of a public company.  Additionally, the increase in expenses was due to higher costs for rent, audit fees, board of director fees and outside legal fees, each with an increase of $0.1 million during the quarter.

Interest expense.  Interest expense was zero for the quarter ended June 30, 2014, compared with $0.3 million for the quarter ended June 30, 2013. The prior year interest expense related to our previously outstanding 2.45% convertible notes.

Interest income.  Interest income was $43,842 for the quarter ended June 30, 2014, compared with $3,244 for the quarter ended June 30, 2013. The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the completion of our IPO and secondary equity offering during the first half of 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Research and development expense.  Research and development expense was $11.2 million for the six months ended June 30, 2014, compared with $7.2 million for the six months ended June 30, 2013, an increase of $4.0 million. The higher costs were primarily attributable to the ramp up in development activities for our SL-401 and SL-701 clinical programs.  The major drivers of the increased expenses include $6.0 million of costs incurred with SL-401 and SL-701, relating to clinical trial preparation and recruitment activities and manufacturing development and production of drug supply.  Partially offsetting the higher costs was a $2.0 million, one-time in-process research and development expense relating to an assignment of intellectual property rights during the quarter ending June 30, 2013.

General and administrative expense.  General and administrative expense was $4.0 million for the six months ended June 30, 2014, compared with $3.2 million for the six months ended June 30, 2013, an increase of $0.8 million. This increase was primarily attributable to higher rent costs of $0.3 million, increased audit fees of $0.2 million and higher outside legal expenses of $0.2 million.  These increased costs are primarily the result of becoming a public company in 2013 and having the regulatory requirements associated with this status.

Interest expense.  Interest expense was $0 for the six months ended June 30, 2014, compared with $0.5 million for the six months ended June 30, 2013. The prior year interest expense related to our previously outstanding 2.45% convertible notes.

Interest income.  Interest income was $86,054 for the six months ended June 30, 2014, compared with $3,244 for the six months ended June 30, 2013. The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our IPO and secondary equity offering during the first half of 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock, and issuances of convertible debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through June 30, 2014, we received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes.

As of June 30, 2014, our cash, cash equivalents and short and long-term investments totaled $69.5 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations and our capital expenditures for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(14,867,981)	$(7,105,581)
Net cash used in investing activities	(8,241,159)	—
Net cash provided by financing activities	69,148	97,766,155
Net increase (decrease) in cash and cash equivalents	$(23,039,992)	$90,660,574

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The increased use in cash for the six months ended June 30, 2014 and 2013 was primarily the result of higher research and development expenses as we ramped up our clinical trial preparations for SL-401 and SL-701. The additional research and development costs also included CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash used in financing activities for the six months ended June 30, 2014 reflects purchases of long-term investments within our U.S. Treasury-related investment portfolio to obtain an optimum yield and minimal risk by increasing the duration on these U.S. Treasury-related investments.

Financing activities.  The net cash provided by financing activities for the six months ended June 30, 2014 resulted from the exercise of stock options. The net cash provided by financing activities for the six months ended June 30, 2013 resulted from the net cash proceeds received from our initial public offering in January 2013 and secondary public offering in May 2013.

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  continue to open and execute clinical trials;

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

Our existing cash, cash equivalents, short-term investments and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Our contractual obligations and commitments are described in more detail in our 2013 Form 10-K. As of June 30, 2014, there have been no significant changes to our contractual obligations as reported in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of June 30, 2014, we had federal net operating loss carryforwards of approximately $65.6 million, which are available to reduce future taxable income. We also had federal tax credits of approximately $0.6 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2034. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or IRS, and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code, or IRC, Section 382 and 383. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At June 30, 2014, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an “emerging growth company,” of which we are one, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have “opted out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short and long-term investments of $69.5 million as of June 30, 2014 and $84.4 million as of December 31, 2013, consisting of cash, U.S. Treasury and Agency securities and U.S. Treasury-related money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term and medium-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturers. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2014 and December 31, 2013, all of our liabilities were denominated in our functional currency.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition and/or operating results could be materially harmed. These factors could cause the trading price of our common stock to decline, and you could lose all or a substantial part of your investment.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

We are heavily dependent on the success of our product candidates, SL-401 and SL-701, and we cannot provide any assurance that any of our product candidates will be commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates, SL-401 and SL-701, which are advancing in clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval for, and commercialize these product candidates, which may never occur. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

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

Clinical testing is expensive and can take a substantial amount of time to complete. Its outcome is inherently uncertain. In addition, failure can occur at any time during clinical development, including after significant resources have been invested. We cannot predict whether we will encounter challenges with any of our planned clinical trials that will cause us or regulatory authorities to delay, suspend or terminate those clinical trials.

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

•                  delays or failure in obtaining the necessary approvals from regulators, institutional review boards, or IRBs, or scientific review committees, or SRCs, in order to commence a clinical trial at a prospective trial site or to market our product candidates;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

We have not yet completed a corporate-sponsored clinical trial. Consequently, we may not have the necessary expertise or capabilities, including adequate staffing, to successfully manage the execution and completion of any of our clinical trials, and ultimately obtain marketing approval for our product candidates in a timely manner, or at all.

If we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in most cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival, or OS, or overall response rate, or ORR, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial. The FDA may require the completion of additional clinical trials as a condition for approving our product candidates.

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

The results of preclinical studies and early-stage, including investigator sponsored, clinical trials of product candidates may not be predictive of the results of subsequent later-stage, including corporate sponsored, clinical trials. Product candidates in later-stage clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trial results may not be successful for these or other reasons.

This drug development risk is heightened by any changes in planned clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our planned clinical trials may be adversely affected by the following anticipated changes:

•                  As we optimize and scale-up production of SL-401 and SL-701, there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later-stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials. We will also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates.

•                  We have changed the treatment regimen of SL-401 to a multi-cycle regimen, in which patients will receive more than one treatment cycle, rather than a single-cycle treatment as used in the completed clinical trial. Although we anticipate that patients receiving multiple cycles of SL-401 may derive greater clinical benefit than from a single cycle, there is a risk of toxicity or a lack of efficacy arising from multiple cycles.

•                  We plan to treat patients with certain indications that have not yet been treated with SL-401. These may include certain rare malignancies such as mastocytosis, hypereosinophilic syndrome, myelofibrosis, chronic myelomonocytic leukemia, hairy cell leukemia, and others, as well as multiple myeloma, or MM, and early stages of acute myeloid leukemia, or AML. In these instances, we may choose to treat patients at several different doses and multi-cycle dosing regimens to determine the optimal doses and regimens for both near-term and long-term safety and disease control in each indication.

•                  We may determine, based on safety and efficacy, that certain doses and regimens of SL-401 for particular indications are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

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

•                  We are manufacturing and formulating SL-701 as a mixture of IL-13Ra2 mutant peptide, EphA2 peptide, a new survivin mutant peptide, and a tetanus toxoid peptide. An earlier version of this immunotherapy, which included IL-13Ra2 mutant and EphA2 peptides, was mixed with additional peptides, including a different survivin peptide in the 701-Ped-G Study. We have created what we believe is an enhanced version of this immunotherapy which we call SL-701. SL-701 includes a new potentially more immunogenic mutant form of survivin which is different from the survivin peptide used in the earlier version of this immunotherapy.

•                  We changed the immunostimulants used with the administration of SL-701 from poly-ICLC, which was used in the earlier version, to granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod which we believe are commercially viable and state-of-the-art immunostimulants that represent a potential enhancement.

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

This lengthy and costly review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market SL-401, SL-701, or any of our other product candidates that we may advance into and through clinical trials, which would significantly harm our business.

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

We have incurred net losses from operations from our inception through June 30, 2014 of approximately $58.5 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401 and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of August 11, 2014, we had 20 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

Risks Related to Our Dependence on Third Parties

Third parties have conducted all clinical trials of our product candidates so far, and our ability to influence the design and conduct of such trials was limited. Our current and future corporate-sponsored trials will entail additional expenses and require us to rely on additional third parties. Any failure by a third-party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products.

Until April of 2014 we did not sponsor any investigational new drugs, or INDs, or any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

In April 2014 we opened a corporate-sponsored IND with the FDA and opened a corporate-sponsored study with SL-701, and in July 2014 we opened a corporate-sponsored IND with the FDA and opened a corporate-sponsored clinical study with SL-401. We have relied on contractual arrangements with academic institutions and investigators that provide us certain information rights with respect to the completed investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the completed trials. If these obligations are breached by the investigators or institutions, or if the data prove to be inadequate then our ability to conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the adequacy of our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data relating to our planned trials and/or may not accept such additional data as adequate for our regulatory filings.

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

To date, we have relied on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we had less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. As we execute our corporate-sponsored trials of SL-401 and SL-701, we will continue to engage additional third parties. Because we may lack sufficient internal staff to monitor such third parties and to interact with the FDA, we may be required to build out our internal staff and/or engage consultants for such purposes. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party contract manufacturers to produce sufficient quantities of SL-401 and SL-701 for clinical trials, preclinical testing and commercialization. If we are unable to arrange for or maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401 or SL-701 or may be delayed in doing so.

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

We are working with our contract manufacturers to optimize the manufacturing processes for SL-401 and SL-701 drug substance and drug product so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our planned clinical trials and ultimate commercialization. Our manufacturers may not be able to adequately demonstrate that an optimized product candidate is comparable to a previously manufactured product candidate which could cause significant delays and increased costs to our programs.  In addition, our manufacturers may not be able to control batch to batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third parties with whom we currently work may need to increase their scale of production and/or we will need to secure additional suppliers.

We rely on a single third-party to manufacture and supply our drug substance and a single third-party to manufacture and supply our drug product for each of our product candidates. Any problems experienced by our third-party manufacturers or their vendors could result in a delay or interruption in the supply of our product candidate to us until the third-party manufacturer or its vendor cures the problem or until we locate and qualify an alternative source of manufacturing and supply.

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. For each of our product candidates we currently rely on a third-party manufacturers to purchase from their third-party vendors the materials necessary to produce our product candidates and manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the validation and commercialization of our product candidates could negatively affect our business.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. patents for certain methods of using SL-401 to treat AML and MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. Although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide for use in SL-701, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide used in SL-701, we do not have any composition of matter patent protection although we do have foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed a PCT pending patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. While we have patent applications pending in the United States and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen®.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are included with this report.

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K filed on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

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

Date: August 14, 2014	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.