Form 10-Q
period 2014-09-30
STEMLINE THERAPEUTICS INC
filed 2014-11-14
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 13,282,232 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 11, 2014.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our preclinical studies and clinical trials, including, site initiation, internal review board, or IRB, approval, scientific review committee, or SRC, approval, patient accrual, and trial results;

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

•                  our ability to manufacture and the performance of third party manufacturers, clinical research organizations, or CROs, clinical trial sponsors and clinical trial investigators; and

•                  our ability to successfully implement our strategy.

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$28,489,426	$44,200,420
Short-term investments	16,002,407	—
Related party receivable	—	199,615
Prepaid expenses and other current assets	735,896	292,916
Total current assets	45,227,729	44,692,951
Furniture and fixtures, net	268,333	383,333
Long-term investments	20,531,546	40,204,912
Total assets	$66,027,608	$85,281,196
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,399,103	$5,013,808
Total current liabilities	4,399,103	5,013,808
Deferred grant revenue	429,428	643,000
Total liabilities	4,828,531	5,656,808
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at September 30, 2014 and December 31, 2013, 13,270,232 shares issued and outstanding at September 30, 2014 and 13,095,726 shares issued and outstanding at December 31, 2013	1,327	1,310
Additional paid-in capital	114,445,189	111,032,619
Accumulated other comprehensive gain (loss)	16,108	(43,775)
Accumulated deficit	(53,263,547)	(31,365,766)
Total stockholders’ equity	61,199,077	79,624,388
Total liabilities and stockholders’ equity	$66,027,608	$85,281,196

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Grant revenue	$71,429	—	$213,858	—

Operating expenses:
Research and development	4,979,291	$3,323,662	16,186,735	$10,569,909
General and administrative	2,008,957	2,253,652	6,024,182	5,492,545

Total operating expenses	6,988,248	5,577,314	22,210,917	16,062,454
Loss from operations	(6,916,819)	(5,577,314)	(21,997,059)	(16,062,454)
Other income	2,810	—	3,443	30,649
Other expense	(11,284)	—	(30,354)	—
Interest expense	—	—	—	(505,037)
Interest income	40,136	3,790	126,189	7,034

Net loss from operations	(6,885,157)	(5,573,524)	(21,897,781)	(16,529,808)

Net loss attributable to common stockholders	$(6,885,157)	$(5,573,524)	$(21,897,781)	$(16,529,808)

Net loss attributable to common stockholders per common share:

Basic and Diluted	$(0.53)	$(0.45)	$(1.69)	$(1.74)

Weighted-average shares outstanding:

Basic and Diluted	12,950,027	12,471,472	12,922,117	9,520,179

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(6,885,157)	$(5,573,524)	$(21,897,781)	$(16,529,808)

Other comprehensive gain (loss):

Unrealized gain on investments	10,999		63,326
Reclassification adjustment for gain on investments included in net income	(2,810)		(3,443)

Other comprehensive gain (loss)	8,189		59,883
Comprehensive loss	$(6,876,968)	$(5,573,524)	$(21,837,898)	$(16,529,808)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2013	—	—	13,095,726	1,310	111,032,619	(43,775)	(31,365,766)	79,624,388
Restricted stock grants			145,243	14	(14)
Forfeiture of restricted stock grants			(777)
Issuance of common stock in connection with the exercise of stock options			30,040	3	101,461			101,464
Stock-based compensation expense					3,311,123			3,311,123
Net loss							(21,897,781)	(21,897,781)
Other comprehensive income						59,883		59,883
Balance, September 30, 2014	—	—	13,270,232	$1,327	$114,445,189	$16,108	$(53,263,547)	$61,199,077

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(21,897,781)	$(16,529,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,000	38,333
Stock-based compensation expense	3,311,123	3,927,375
Amortization of premium paid on marketable securities	150,891	—
Net gain on redemption of marketable securities	(3,443)	—
Non-cash interest expense	—	82,389
Mark-to-market of put option liability	—	(30,415)
Beneficial conversion of convertible interest	—	422,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(442,980)	(673,093)
Related party receivable	199,615	—
Accounts payable and accrued expenses	(614,705)	55,702
Deferred grant revenue	(213,572)	—
Net cash used in operating activities	(19,395,852)	(12,706,869)
Cash flows from investing activities
Purchase of furniture and fixtures	—	(460,000)
Purchase of marketable securities	(16,246,878)	—
Redemption of marketable securities	19,830,272	—
Net cash used in investing activities	3,583,394	(460,000)
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	97,708,506
Proceeds from exercise of stock options	101,464	1,100,254
Net cash provided by financing activities	101,464	98,808,760
Net (decrease) increase in cash and cash equivalents	(15,710,994)	85,641,891
Cash and cash equivalents at beginning of period	44,200,420	2,025,338
Cash and cash equivalents at end of period	$28,489,426	$87,667,229

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

September 30, 2014

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target both cancer stem cells (“CSCs”) and tumor bulk. The Company’s activities to date have primarily consisted of advancing its two clinical stage drug candidates, SL-401 and SL-701, through clinical trials, developing its preclinical pipeline, optimizing its drug discovery platform, fortifying its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). The Company believes that its existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to cover its cash flow requirements for at least the next two years.

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

In June 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation.  This ASU’s objective is to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements for development stage entities.  The Company has previously met the conditions of being a development stage entity and has provided the appropriate disclosures within the financial statements, including inception to date financial reporting.  As a result of this ASU, all incremental reporting requirements for development stage entities including inception to date financial reporting will no longer be required to be disclosed in financial statements.  The effective date of this ASU is for annual reporting periods beginning after December 15, 2014.  However, early adoption is allowed and the Company has early adopted this ASU within the financial statements for the three and nine months ended September 30, 2014.

In August 2014, the FASB issued a new Accounting Standards Update ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Prepaid third party vendor costs	462,119	39,630
Prepaid insurance	167,534	43,321
Deposits	106,243	209,965
Total	$735,896	$292,916

4. Furniture and Fixtures

Furniture and fixtures consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Office furniture and fixtures	$460,000	$460,000
Less accumulated depreciation	(191,667)	(76,667)
Furniture and fixtures, net	$268,333	$383,333

Depreciation expense was $115,000 and $38,333 for the nine-month periods ended September 30, 2014 and 2013, respectively.  Depreciation expense was $38,333 and $38,333 for the three-month periods ended September 30, 2014, and 2013, respectively.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$28,489,426	$—	$—	$28,489,426
Short-term investments	16,002,407	—	—	16,002,407
Long-term investments	20,531,546	—	—	20,531,546
Total assets at fair value	$65,023,379	$—	$—	$65,023,379

	December 31, 2013
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$44,200,420	$—	$—	$44,200,420
Long-term investments	40,204,912	—	—	40,204,912
Total assets at fair value	$84,405,332	$—	$—	$84,405,332

The following is a summary of available-for-sale investments held by the Company at September 30, 2014 and December 31, 2013:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$27,022,096	$—	$—	$27,022,096

Short-term investments:
Fixed-income treasury portfolio:
Federal farm credit bank	7,247,589	7,305	—	7,254,894
Federal home loan bank	4,330,811	3,714	—	4,334,525
Freddie Mac	4,408,415	4,573	—	4,412,988
Total Short-term investments	15,986,815	15,592	—	16,002,407
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	4,804,072	1,408	(5,585)	4,799,895
Federal farm credit bank	5,204,428	3,010	(224)	5,207,214
Freddie Mac	5,605,605	439	(3,464)	5,602,580
Fannie Mae	4,916,925	4,932		4,921,857
Total Long-term investments	20,531,030	9,789	(9,273)	20,531,546

Total	$63,539,941	$25,381	$(9,273)	$63,556,049

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$41,441,975	$—	$—	$41,441,975

Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	13,789,246	—	(14,752)	13,774,494
Federal farm credit bank	11,476,874	—	(13,701)	11,463,173
Freddie Mac	10,020,626	—	(8,340)	10,012,286
Fannie Mae	4,961,941	—	(6,982)	4,954,959
Total Long-term investments	40,248,687	—	(43,775)	40,204,912
Total	$81,690,662	$—	$(43,775)	$81,646,887

At September 30, 2014 and December 31, 2013, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at September 30, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued expenses. Cash and cash equivalents, short-term investments and long-term investments are carried at fair value (see above). Financial instruments including other current assets, accounts payable and accrued expenses are carried at cost, which approximate fair value given their short-term nature.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2014 December 31, 2013:

	September 30,	December 31,
	2014	2013
Accrued research and development costs	$2,258,451	$1,966,360
Accrued compensation	1,200,233	2,043,704
Accrued professional fees	283,668	372,267
Short-term portion of deferred revenue	285,714	286,000
Other accrued liabilities	371,037	345,477
Total	$4,399,103	$5,013,808

7. Common Stock

At the 2013 annual meeting of stockholders held on June 19, 2013, the stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock. As of September 30, 2014 and December 31, 2013, the Company was authorized to issue 33,750,000 shares of common stock.

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

In January 2013, the Company issued warrants to purchase up to 99,529 shares of the Company’s common stock. The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00. The term of the warrants is four years and they expire on January 28, 2018.

8. Accumulated Other Comprehensive Gain (Loss)

The change in accumulated other comprehensive gain (loss) are as follows:

	Unrealized gain (loss) on available for sale securities	Total

Balance as of December 31, 2013	$(43,775)	$(43,775)
Other comprehensive income before reclassifications	63,326	63,326
Amounts reclassified from accumulated other comprehensive income (loss)*	(3,443)	(3,443)
Total other comprehensive income	59,883	59,883

Balance as of September 30, 2014	$16,108	$16,108

*Amounts reclassified affect other income in the consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net loss per common share calculation:
Net loss	$(6,885,157)	$(5,573,524)	$(21,897,781)	$(16,529,808)
Basic and diluted weighted-average common shares	12,950,027	12,471,472	12,922,117	9,520,179
Basic and diluted net loss per share	$(0.53)	$(0.45)	$(1.69)	$(1.74)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, outstanding warrants are issued and the conversion of convertible notes. For the nine-month periods ended September 30, 2014 and 2013, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, outstanding warrants and convertible notes as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, outstanding warrants and convertible notes that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Nine Months Ended September 30
	2014	2013
Unvested restricted stock	310,653	227,513
Options outstanding	1,633,092	1,484,315
Warrants	99,529	99,529
Total	2,043,274	1,811,357

10. Revenue

In October 2013, the Company entered into a contract with The Leukemia and Lymphoma Society (“LLS”) which, among other activities, sponsors research relating to leukemia, lymphoma, Hodgkin’s disease and myeloma. LLS has agreed to provide funding to the Company of approximately $3.5 million, based on achievement of certain milestones. The Company received $1.0 million in October 2013 and is expected to receive an additional $0.5 million during the fourth quarter of 2014 based upon an additional milestone achieved. The Company could also receive $2.0 million in the future if additional milestones are achieved.  The Company has recognized approximately $0.2 million of revenue related to this funding for the nine-month period ended September 30, 2014, which reflects nine months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed.

11.  Income Taxes

The Company did not record an income tax provision or benefit for the nine and three-month periods ended September 30, 2014 and 2013, respectively, due to the fact that the Company cannot benefit from its net operating losses. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of September 30, 2014, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of September 30, 2014, there were 1,203,795 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $3.3 million and $3.9 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the nine-month periods ended September 30, 2014 and 2013.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$857,716	$751,509	$2,212,611	$2,538,636
General and administrative	431,310	313,867	1,098,512	1,388,739
Total	$1,289,026	$1,065,376	$3,311,123	$3,927,375

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average volatility	87.92%	82.97%	88.90%	82.97%
Weighted-average risk-free interest rate	1.90%	1.50%	1.98%	1.50%
Weighted-average expected term in years	6.3	6.0	6.2	6.0
Dividend yield	0%	0%	0%	0%

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

For the nine-month period ended September 30, 2014, the Company issued 30,040 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $101,464. There were 374,972 shares of stock options exercised during the nine-month period ended September 30, 2013. As of September 30, 2014, there was approximately $6.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,326,486	$4.89
Options granted	365,391	21.39
Options exercised	(30,040)	3.38
Options forfeited	(28,745)	4.86
Outstanding at September 30, 2014	1,633,092	$8.61	7.04	$14,612,988
Options exercisable at September 30, 2014	924,066	$4.06	5.86	$11,156,709

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2014 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.4 million for the nine-month period ended September 30, 2014.

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

The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	229,250	$17.34
Shares granted	126,663	22.81
Shares vested	(44,483)	14.45
Shares forfeited	(777)	25.05
Outstanding at September 30, 2014	310,653	$19.97

For the nine-month period ended September 30, 2014, the Company granted 126,663 shares of restricted stock, at a weighted-average grant date fair value of $22.81 per share amounting to approximately $2.9 million in total aggregate fair value. As of September 30, 2014, 310,653 shares remained unvested and there was approximately $4.0 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.9 years. The total fair value of restricted stock vested during the nine-month period ended September 30, 2014 was approximately $0.6 million. During the nine-month period ending September 30, 2013, 34,626 shares of restricted stock vested during this period at a fair value upon vesting of $0.7 million.

Awards Granted to Non-Employee Consultants

The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to options granted to non-employees was approximately $0.1 million and $0.7 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Under the Company’s license and research and development agreements with its licensors, the Company could be required to make payments to its licensors upon achieving certain milestones, the majority of which are due upon the achievement of late stage clinical development, regulatory approval and post-approval milestones. If all such milestones are reached, these payments could total $23.3 million. In addition, single-digit royalties are payable on commercial sales, if any occur.

Scott and White

In June 2006, the Company entered into a research and license agreement, as amended in December 2008, March 2010 and July 2011 (collectively the “S&W Agreement”), with Scott and White Memorial Hospital and Scott, Sherwood and Brindley Foundation, and its affiliate Scott and White Clinic (collectively “S&W”) for the rights to SL-401 and SL-501. SL-401 is a clinical stage targeted therapy directed to the interleukin-3 receptor, or IL-3R, and is being developed to treat patients with hematologic cancers. SL-501 is a next generation IL-3R-targeted therapy and is in preclinical development. As stated above, the Company is required to pay single-digit royalties on sales of these products, if any, and a percentage of upfront payments the Company may receive from a sublicensee. The S&W Agreement will expire in its entirety upon the later of (i) the 10th anniversary of the first commercial sale of a product, or (ii) the expiration of the last issued patent claiming or covering a product. The Company may terminate the S&W Agreement at its sole discretion at any time after a specified number of days following written notice and either party may terminate for a material breach of the agreement that is not cured within a specified number of days.

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming composition of a shortened variant of the IL-13Rα2 peptide (the “UP Agreement”) utilized by Stemline in its SL-701 composition. The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company is required to pay annual fees, milestones (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), and, upon regulatory approval, single-digit royalties on net sales, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming use of a shortened peptide of EphA2, which the Company may use for the diagnosis, treatment or prevention of diseases and tumors of the brain and is utilizing in its SL-701 composition. The Company paid UP an initial license fee and is required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a single-digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company also entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the applications for investigational new drugs, or INDs, relating to clinical trials with an earlier version of SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products. The Company paid UP an initial license fee and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue it may receive from any sublicensees. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

Other Research and Development Agreements

The Company has also licensed rights to additional technologies and other intellectual property relevant to its drug discovery and development efforts. The Company is generally required to make upfront payments as well as other payments upon completion of certain preclinical, clinical, regulatory and/or sales milestones. In addition, these agreements generally require the Company to pay royalties on sales of the products arising from these agreements. These agreements generally permit the Company to terminate the agreement with no significant continuing obligation.

As part of the agreements discussed above, the Company has committed to make potential future milestone payments to certain third parties. These payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on its balance sheet for any such contingencies.

Compensation Arrangements

Subsequent to the closing of the initial public offering (“IPO”), certain bonuses and salary increases in the amount of $1.0 million were paid upon approval of the board of directors and the satisfaction of certain contingencies, with an additional $0.4 million subject to the same contingencies which were paid one year after the IPO.

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of September 30, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014, the Company entered into new work order agreements with this vendor totaling approximately $2.1 million, with services to be rendered on these agreements through 2015. The Company has received and paid for services during the nine months ended September 30, 2014 relating to this agreement in the amount of $0.6 million.

The Company has agreements in place with contract research organizations, (“CROs”), to assist in the management of research and clinical data in connection with our clinical stage product candidates, SL-401 and SL-701.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2014	$151,875
2015	607,500
2016	303,750
$1,063,125

Rent expense charged to operations was $455,717 and $196,267 for the nine-month periods ended September 30, 2014 and 2013, respectively.  Rent expense charged to operations was $151,875 and $173,532 for the three-month periods ended September 30, 2014 and 2013, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk of hematologic cancers. SL-401 has demonstrated objective clinical activity as a single-agent, including durable complete responses, or CRs, in an investigator sponsored Phase 1/2 trial involving several indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and relapsed or refractory acute myeloid leukemia, or AML. In particular, seven of nine evaluable BPDCN patients had objective responses (78% overall response rate), including 5 CRs. In July 2014, we opened a corporate sponsored investigational new drug, or IND, with the U.S. Food and Drug Administration, or FDA. We have since opened a multicenter, open-label trial in patients with BPDCN and relapsed or refractory AML and are currently accruing patients. This study is designed to accrue at least 60 patients, including a brief lead-in that transitions into a larger expansion stage in these indications. In October 2014, we opened an additional clinical trial with SL-401 that will enroll patients with AML who are in first CR following initial therapy but display evidence of minimal residual disease, or MRD, and are at high risk for a relapse. This clinical trial is designed to accrue at least 33 patients, including a brief lead-in that transitions into a larger expansion stage. Stemline is also planning to open SL-401 trials in additional indications including several uncommon, stem cell-derived myeloproliferative disorders.

SL-701 is an enhanced immunotherapy devised to activate the immune system to attack tumors. An earlier version of this therapy demonstrated objective clinical activity, including durable CRs and partial responses, or PRs, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers. We have since taken steps to create an enhanced version of this therapy potentially optimized for activity and commercialization. In April 2014, we opened a corporate sponsored IND with the FDA and initiated a multicenter, open-label trial in adult patients with second-line glioblastoma multiforme, or GBM, and are currently accruing patients. This study is designed to accrue approximately 100 patients. We also plan to pursue a clinical trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma, which are also areas of unmet medical need.

We have also built a robust preclinical pipeline which includes next generation IL-3R-targeted compounds, SL-501 and SL-101, an innovative drug discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area.

We have devoted substantially all of our resources to developing our clinical and preclinical product candidates, optimizing and building out our platform drug discovery technology, fortifying our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenues from product sales, and have funded our operations primarily through sales of common stock and convertible preferred stock. From inception through September 30, 2014, we have received net proceeds of $101.6 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock. The convertible preferred stock was retired in March 2010.

We have never been profitable and, from inception through September 30, 2014, our net losses from operations have been $65.4 million. Our net loss from operations was $21.9 million for the nine months ended September 30, 2014 and $16.5 million for the nine months ended September 30, 2013. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $1.0 million research funding received in October 2013 from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.2 million during the nine months ended September 30, 2014. In the future, we may generate revenue from product sales.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Clinical (SL-401 and SL-701)	4,776,124	3,301,812	15,239,408	10,505,493
Preclinical	203,167	21,850	947,327	64,416
Total	4,979,291	3,323,662	16,186,735	10,569,909

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial related costs;

•                  chemistry, manufacturing and controls (CMC) related costs;

•                  non-clinical costs;

•                  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, and consultant costs;

•                  external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs and academic institutions;

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

We anticipate that our research and development expenses will be flat or will increase moderately in future periods as we seek to complete development of our most advanced product candidates, SL-401 and SL-701, and continue to develop our other product candidates and our platform technology.  At this time, we anticipate the majority of our research and development expense will be devoted to the development of SL-401 and SL-701.

The successful development of our product candidates is highly uncertain. At this time, other than as discussed above, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•                  the scope, rate of progress and costs of our ongoing and future clinical trials and other research and development activities;

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

We anticipate that our general and administrative expenses will be flat or increase moderately in future periods to support our research and development activities and as a result of increased payroll, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, among other factors.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents short-term investments and long-term investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds, we expect interest income to be minimal in future quarters.

Interest Expense

Interest expense consists primarily of cash and non-cash interest costs related to our previously outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of debt. We have amortized these costs over the life of our previous debt agreements as interest expense in our statement of operations. Our debt agreements were converted to common stock during our IPO.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the nine-months ended September 30, 2014.

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

In June 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation.  This ASU’s objective is to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements for development stage entities.  The Company has previously met the conditions of being a development stage entity and has provided the appropriate disclosures within the financial statements, including inception to date financial reporting.  As a result of this ASU, all incremental reporting requirements for development stage entities including inception to date financial reporting will no longer be required to be disclosed in financial statements.  The effective date of this ASU is for annual reporting periods beginning after December 15, 2014.  However, early adoption is allowed and the Company has early adopted this ASU within the financial statements for the three-month and nine-month periods ended September 30, 2014.

In August 2014, the FASB issued a new Accounting Standards Update ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

Research and development expense. Research and development expense was $5.0 million for the quarter ended September 30, 2014, compared with $3.3 million for the quarter ended September 30, 2013, an increase of $1.7 million or 50%. The higher costs were primarily attributable to the ramp up in development activities for our SL-401 and SL-701 clinical programs which includes manufacturing and regulatory activities coupled with the initiation and execution of clinical trials during the current quarter as compared to the same period in the prior year.

General and administrative expense.  General and administrative expense was $2.0 million for the quarter ended September 30, 2014, compared with $2.3 million for the quarter ended September 30, 2013, a decrease of $0.3 million, or 11%. This decrease in expense resulted from a reduction in consulting and advisory fees.

Comparison of Nine Months Ended September 30, 2014 and 2013

Research and development expense.  Research and development expense was $16.2 million for the nine months ended September 30, 2014, compared with $10.6 million for the nine months ended September 30, 2013, an increase of $5.6 million, or 53%. The higher costs were primarily attributable to the ramp up in clinical trial activities for our SL-401 and SL-701 programs. A major driver of the increased development expenses includes $3.5 million of costs incurred primarily related to non-clinical, manufacturing and regulatory activities of SL-401 and SL-701. Additionally, we incurred an increase of $2.7 million in costs primarily related to our clinical trials of SL-401 and SL-701 coupled with $0.9 million of higher payroll expenses as a result of increased headcount in support of managing our clinical programs. Partially offsetting the higher costs was a $2.0 million, one-time in-process research and development expense relating to an assignment of intellectual property rights during the prior year.

General and administrative expense.  General and administrative expense was $6.0 million for the nine months ended September 30, 2014, compared with $5.5 million for the nine months ended September 30, 2013, an increase of $0.5 million, or 10%. This increase was primarily attributable to higher rent, payroll, legal and audit fees of $0.9 million.  Partially offsetting these higher costs was a $0.4 million reduction in bonus expense due to IPO-related bonuses being earned in the prior year.  The net increase in general and administrative costs are primarily the result of becoming a public company in 2013 and the associated regulatory requirements.

Interest expense.  Interest expense was $0 for the nine months ended September 30, 2014, compared with $0.5 million for the nine months ended September 30, 2013. The prior year interest expense related to our previously outstanding 2.45% convertible notes which were converted into common stock at our IPO.

Interest income.  Interest income was $126,189 for the nine months ended September 30, 2014, compared with $7,034 for the nine months ended September 30, 2013. The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our IPO and secondary equity offering during the first half of 2013.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock, convertible preferred stock and the issuance of convertible debt.  To date, we have not generated any revenue from the sale of drug products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through September 30, 2014, we received net proceeds of $101.6 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock, which was subsequently converted into common stock.

As of September 30, 2014, our cash, cash equivalents and short and long-term investments totaled $65.0 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations and our capital expenditures for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(19,395,852)	$(12,706,869)
Net cash provided by / (used) in investing activities	3,583,394	(460,000)
Net cash provided by financing activities	101,464	98,808,760
Net (decrease) increase in cash and cash equivalents	$(15,710,994)	$85,641,891

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The increased use in cash for the nine months ended September 30, 2014 and 2013 was primarily the result of higher research and development expenses relating to the initiation and execution of our clinical trials with SL-401 and SL-701. The additional research and development costs also included manufacturing, regulatory and other non-clinical activities around our product candidates in development.

Investing activities.  The net cash provided by financing activities for the nine months ended September 30, 2014 reflects sales and maturities of long-term investments within our U.S. Treasury-related investment portfolio net of re-investments.

Financing activities.  The net cash provided by financing activities for the nine months ended September 30, 2014 resulted from the exercise of stock options. The net cash provided by financing activities for the nine months ended September 30, 2013 resulted primarily from the net cash proceeds received from our initial public offering in January 2013 and secondary public offering in May 2013.

Funding Requirements

All of our product candidates are currently in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  continue to open and execute clinical trials;

•                  continue the research and development of our other product candidates and our platform technology;

•                  seek to identify additional product candidates and technologies;

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

•                  maintain, fortify, leverage and expand our intellectual property portfolio; and

•                  add operational, financial, legal and management information systems personnel, and other personnel, including personnel to support our product development and future commercialization efforts.

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

•                  the progress and results of the clinical trials of our product candidates;

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

•                  the costs of preparing, filing and prosecuting patent applications, maintaining, defending, enforcing, and leveraging our patents and other intellectual property; and

•                  our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments are described in more detail in our 2013 Form 10-K. As of September 30, 2014, there have been no significant changes to our contractual obligations as reported in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of September 30, 2014, we had federal net operating loss carryforwards of approximately $53 million, which are available to reduce future taxable income. We also had federal tax credits of approximately $3 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2034. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or IRS, and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code, or IRC, Section 382 and 383. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At September 30, 2014, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short and long-term investments of $65.0 million as of September 30, 2014 and $84.4 million as of December 31, 2013, consisting of cash, U.S. Treasury and Agency securities and U.S. Treasury-related money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term and medium-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with multiple vendors including CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2014 and December 31, 2013, all of our liabilities were denominated in our functional currency.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates, SL-401 and SL-701, which we are advancing through clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

Before we generate any revenues from product sales, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the FDA, qualify a third party contract manufacturing organization, or CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Clinical testing is expensive and can take a substantial amount of time to complete. Its outcome is inherently uncertain. In addition, failure can occur at any time during clinical development, including after significant resources have been invested. We cannot predict whether we will encounter challenges with any of our clinical trials that will cause us, or regulatory authorities, to delay, suspend or terminate those trials.

Clinical trials can be delayed or halted for many reasons, including:

•                  delays or failure reaching agreement on acceptable terms with prospective contract manufacturing organizations, or CMOs, contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly depending on the circumstances;

•                  failure of our third party contractors, including CROs and CMOs, or our investigators, to comply with regulatory requirements or otherwise meet contractual obligations in a timely manner;

•                  delays or failure in obtaining the necessary approvals from regulators, institutional review boards, or IRBs, or scientific review committees, or SRCs, in order to commence or continue a clinical trial or to market our product candidates;

•                  our inability to manufacture, or obtain from third parties, adequate supply of drug substance, drug product or adjuvant therapies sufficient to complete our preclinical studies and clinical trials;

•                  risk of loss of drug product, adjuvants and/or other components of the product, due to third party storage and distribution of such supplies;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs where such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The results of preclinical studies and early stage, including investigator sponsored, clinical trials of product candidates may not be predictive of the results of subsequent later stage, including corporate sponsored, clinical trials. Product candidates in later stage clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trial results may not be successful for these or other reasons.

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of SL-401 and SL-701, there have been and may continue to be manufacturing, formulation, fill-finish and other process and analytical changes that we believe are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials. We will also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates.

•                  We have changed the treatment regimen of SL-401 to a multi-cycle regimen, in which patients will receive more than one treatment cycle, rather than a single cycle treatment as used in the completed clinical trial. Although we anticipate that patients receiving multiple cycles of SL-401 may derive greater clinical benefit than from a single cycle, there is a risk of toxicity or a lack of efficacy arising from multiple cycles.

•                  We plan to treat patients with certain indications that have not yet been treated with SL-401. These may include certain myeloproliferative diseases such as mastocytosis, hypereosinophilic syndrome, myelofibrosis, chronic myelomonocytic leukemia, as well as other malignancies including hairy cell leukemia, multiple myeloma, or MM, and early stages of acute myeloid leukemia, or AML. In these instances, we may choose to treat patients at several different doses and multi-cycle dosing schedules to determine the optimal doses and regimens for both near-term and long-term safety and disease control in each indication.

•                  We may determine, based on safety and efficacy, that certain doses and regimens of SL-401 for particular indications are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

•                  We are developing SL-701 as an injection administered under the skin, or subcutaneously, in our trials. The 701-Ped-G Study and 701-Adult-LGG Study used this method of delivery. The 701-Adult-RHGG Study used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to immunogenic peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Thus, our plan continues the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

•                  We are manufacturing and formulating SL-701 as a mixture of IL-13Ra2 mutant peptide, EphA2 peptide, a new survivin mutant peptide, and a tetanus toxoid peptide. An earlier version of this immunotherapy, which included IL-13Ra2 mutant and EphA2 peptides, was mixed with additional peptides in previous studies, including a different survivin peptide.

•                  We changed the immunostimulants used with the administration of SL-701 from the earlier version which used poly-ICLC, to granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod which we believe are commercially viable and state-of-the-art immunostimulants that represent a potential enhancement.

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

Any of the aforementioned, or other, changes could make the timing, including initiation, patient accrual, or results of our clinical trials or other future clinical trials, less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases). SL-401 is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in adult and pediatric brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the incidences of these diseases are very low, including lower than our estimates or estimates of our third party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate data related to toxicity and other data required to support the submission of a BLA or an NDA to the FDA or comparable foreign authorities. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies;

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

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401 and SL-701, another key element of our strategy is to identify and test additional compounds that target CSCs in a variety of different types of cancer, including SL-501 and SL-101. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

•                  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•                  a product candidate may not be accepted as safe and effective by regulatory authorities, patients, the medical community or third party payors.

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

Any regulatory approvals that we or our potential strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any of our product candidates, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMP for commercial manufacturing and compliance with cGMP and good clinical practices, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have incurred net losses from operations from our inception through September 30, 2014 of approximately $65.4 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash and cash equivalents will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401 and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

We have no significant current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we obtain approval from the FDA or other regulatory authorities, and we successfully commercialize one or more of our compounds. As the outcome of our ongoing or future clinical trials is highly uncertain, our estimates of clinical trial costs necessary to successfully complete the development and commercialization of our product candidates may differ significantly from our actual costs. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by an economic downturn, a volatile business environment or an unpredictable and unstable market. If equity and credit markets deteriorate, it may make any necessary equity, debt, or other financing more difficult to secure, more costly, more dilutive, and less favorable to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

Risks Related to Our Business and Industry

We are a clinical stage company with no approved products, which makes it difficult to assess our future viability.

We are a clinical stage biopharmaceutical company with a limited operating history. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•                  execute product candidate development activities;

•                  obtain required regulatory approvals for the development and commercialization of our product candidates;

•                  maintain, defend, leverage and expand our intellectual property portfolio;

•                  build and maintain sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners should our products obtain marketing approval;

•                  gain market acceptance for our products should they obtain marketing approval;

•                  develop and maintain GMP compliant manufacturing and distribution capabilities sufficient to support the intended scope of our pre-clinical and clinical development plans and the potential commercial demand for our product(s);

•                  develop and maintain any strategic relationships we elect to enter into;

•                  satisfy our obligations under our license and other agreements; and

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

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have. We may not be able to compete unless we successfully:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of November 14, 2014, we had 21 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

Our relationships with customers and third party payors in the United States and elsewhere will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

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

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and

•                  analogous anti-kickback, fraud and abuse and healthcare laws and regulations in foreign countries.

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

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including SL-401 and SL-701, among physicians and other healthcare providers, patients, third party payors and, in the cancer market, acceptance by the major operators of cancer clinics.

Even if SL-401, SL-701 or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, third party payors, patients and the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and how much they will pay for them. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Healthcare policy changes may have a material adverse effect on us.

Our business may be affected by the efforts of government and third party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. Although the Supreme Court has upheld the ACA in the main challenge to the constitutionality of the statute and the 2012 elections maintained divided government at the federal level, Congressional efforts to repeal the ACA continue. In addition, there may be Congressional efforts to expand the Medicaid drug rebate program to the Medicare Part D program (or to provide authority for the government to negotiate drug prices under the Medicare Part D program). This adds to the uncertainty of the legislative changes enacted as part of the ACA, and we cannot predict the impact that the ACA or any other legislative or regulatory proposals will have on our business. Regardless of whether or not the ACA is repealed, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

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

We believe that if any of our product candidates, such as SL-401 or SL-701, were to receive marketing approval by the FDA as a biological product under a BLA, such an approved product(s) should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

Risks Related to Our Dependence on Third Parties

Third parties have conducted clinical trials of our product candidates in the past, and our ability to influence the design and conduct of such trials was limited. Our current and future corporate-sponsored trials will also require us to rely on various third parties. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products.

Since April 2014, we have opened two corporate sponsored investigational new drugs, or INDs, with the FDA and have initiated three corporate-sponsored clinical trials. Prior to this, we had not sponsored any INDs or any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results. In addition, we have relied on contractual arrangements with academic institutions and investigators that provide us certain information rights with respect to the completed investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the completed trials. If these obligations are breached by the investigators or institutions, or if the data prove to be inadequate then our ability to conduct our ongoing and future corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the adequacy of our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data relating to our ongoing and future trials and/or may not accept such additional data as adequate for our regulatory filings.

In April 2014 we opened a corporate sponsored IND with the FDA and have initiated a corporate sponsored clinical trial with SL-701 in adult patients with second-line glioblastoma multiforme, or GBM. In July 2014 we opened a corporate sponsored IND with the FDA and have initiated a corporate sponsored clinical trial with SL-401 in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and relapsed or refractory acute myeloid leukemia, or AML. In October 2014 we opened an additional corporate-sponsored clinical trial with SL-401 in patients with AML in first complete remission, or CR, following initial therapy with minimal residual disease, or MRD, in their bone marrow and are at high risk of relapse.

We rely on, and expect to continue to rely on, third parties to monitor, support, conduct and/or oversee clinical trials of our product candidates and, in some cases, to maintain regulatory files for our product candidates. If we are not able to maintain or secure agreements with such third parties on acceptable terms to monitor, support, conduct and/or oversee these clinical trials, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

To date, we have relied on academic institutions, CROs, hospitals, clinics and other third party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. In our ongoing corporate sponsored trials of SL-401 and SL-701, we have continued to engage various third parties. If we are unable to maintain or enter into agreements with third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

•                  the competitiveness of any product candidate that is commercialized could be reduced; and

•                  with respect to our platform technology, StemScreen, we may not realize its potential as a means of identifying and validating new cancer therapies.

We rely on third party manufacturers to produce and supply our clinical and preclinical product candidates and we intend to rely on third party manufacturers to produce commercial supplies of any approved products. Any failure by a third party manufacturer to produce and supply our products may delay or impair our ability to initiate or complete our clinical trials, commercialize our products or continue to sell any products we commercialize.

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third party contract manufacturing organizations, or CMOs, to produce SL-401 and SL-701 in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401 or SL-701 or may be delayed in doing so.

We also expect to rely upon third parties to produce drug product required for the clinical trials and commercialization of our other product candidates, possibly including SL-101 and SL-501. If we are unable to arrange for third party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our third party manufacturers to purchase from third party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we use to manufacture our drugs. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for a clinical trial, including an ongoing clinical trial, due to the need to replace a third party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We are working with our contract manufacturers to optimize the manufacturing processes for SL-401 and SL-701 drug substance and drug product so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and ultimate commercialization. Our manufacturers may not be able to adequately demonstrate that an optimized product candidate is comparable to a previously manufactured product candidate which could cause significant delays and increased costs to our programs.  In addition, our manufacturers may not be able to control batch to batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third parties with whom we currently work may need to increase their scale of production and/or we will need to secure additional suppliers.

We rely on a single third party to manufacture and supply our drug substance and a single third party to manufacture and supply our drug product for each of our product candidates. Any problems experienced by our third party manufacturers or their vendors could result in a delay or interruption in the supply of our product candidate to us until the third party manufacturer or its vendor cures the problem or until we locate and qualify an alternative source of manufacturing and supply.

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. For each of our product candidates we currently rely on a third party manufacturers to purchase from their third party vendors the materials necessary to produce our product candidates and manufacture our product candidates for our clinical studies. Any prolonged disruption in our third party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third party distribution and storage of such product. We may suffer losses or delays as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third party manufacturer can repair its facility or we can put in place alternate third party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

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

We cannot be certain that patents will be issued, or that issued or allowed patents will not later be found to be invalid and/or unenforceable. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications. As such, we do not know the degree of future protection that we will have on our proprietary product candidates and technology.

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. patents for certain methods of using SL-401 to treat AML and MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we do not have any composition of matter patent protection although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. While we have patent applications pending in the United States and Canada directed to our StemScreen technology, we currently have no issued patents covering StemScreen.

Although we have various patent applications pending in the United States and abroad that we anticipate may result in additional protection for both SL-401, SL-701 and StemScreen, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide meaningful protection for SL-401, SL-701 or StemScreen. Our inability to obtain adequate patent protection for our product candidates  or platform technology could adversely affect our business.

Issued patents covering one or more of our product candidates could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of patentable subject matter, novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology, StemScreen. Such a loss of patent protection could have a material adverse impact on our business.

Claims that StemScreen, our product candidates or the sale or use of our products infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our product candidates, the use of our product candidates, or our platform technology, StemScreen, do not infringe third party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third parties could also adversely affect our business. For example, we are aware of a third party European patent directed to use of one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, which could result in us having to cease commercialization of our products and subject us to money damages in such territories.

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

We are a party to several license agreements relating to certain patents and patent applications owned by other institutions, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We also hold licenses from academic institutions relating to intellectual property underlying our SL-501 and SL-101 product candidates and our StemScreen platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

We could be unsuccessful in obtaining patent protection on one or more components of our platform technology.

We believe that an important factor in our competitive position relative to other companies in the field of targeted oncology therapeutics is our proprietary innovative platform technology, StemScreen. We believe that this platform is useful for identifying new potential product candidates. We have pending U.S. and Canadian patent applications for StemScreen, however, there is no guarantee that any of such pending patent applications will result in issued patents, and, even if patents eventually issue, there is no certainty that the issued claims will have adequate scope to preserve our competitive position. In addition, by practicing our technology in jurisdictions where we do not have patent protection, third parties could substantially weaken our competitive position in oncology research and development.

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

•                  our dependence on third parties, including CROs and CMOs, trial sites, clinical trial sponsors and clinical investigators;

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 50% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes Oxley Act of 2002, or the Sarbanes Oxley Act, and the Dodd Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the NASDAQ Stock Market, or NASDAQ. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. Changes in these rules and regulations can create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

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

Date: November 14, 2014	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2014.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.