Form 10-K
period 2014-12-31
STEMLINE THERAPEUTICS INC
filed 2015-03-16
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(646)-502-2311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	NASDAQ Capital Market
(Title of Class)	(Name of Each Exchange on Which Registered)

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

Large-accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $ 162,410,910 as of June 30, 2014, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 17,819,923 shares of the registrant’s common stock outstanding as of March 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

• our ability to successfully compete in the potential markets for our product candidates, if commercialized;

• regulatory developments in the United States and foreign countries;

• the rate and degree of market acceptance of any of our product candidates;

• new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

• market conditions in the pharmaceutical and biotechnology sectors;

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

This Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third-parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

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

Item 1.  Business

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical stage product candidates, SL-401 and SL-701, as well as a pipeline of preclinical candidates that include SL-801.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk of a variety of hematologic cancers. In July 2014, we opened a corporate sponsored investigational new drug, or IND, with the FDA. Three multicenter clinical trials with SL-401 are currently open in the following indications: 1) blastic plasmacytoid dendritic cell neoplasm (BPDCN) and relapsed/refractory acute myeloid leukemia (AML), the BPDCN portion of which we have designed to serve as a potential registration trial; 2) AML patients in first complete remission (CR) with minimal residual disease (MRD); and 3) four types of advanced high-risk myeloproliferative neoplasms (MPN), including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia. Additional SL-401 studies are currently planned in other indications including myeloma and certain other lymphomas and leukemias.

SL-701 is an enhanced immunotherapy designed to activate the immune system to attack tumors. SL-701 is currently being developed as a single agent in adult patients with second-line glioblastoma multiforme, or GBM. In April 2014, we opened a corporate sponsored IND with the FDA. A multicenter, open-label clinical trial with SL-701 is currently accruing patients with the expectation to enroll approximately 80-100 patients. Previously, an earlier version of the therapy demonstrated clinical activity, including tumor shrinkages, disease stabilizations, and an overall survival signal compared to historical data, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers.

We plan to advance our preclinical pipeline of product candidates, which includes SL-801. SL-801 is a novel oral small molecule reversible inhibitor of nuclear transport, targeting Exportin-1, or XPO1. We intend to submit an IND for SL-801 and advance this compound into Phase 1 disease-directed proof-of-concept studies in both solid and hematologic cancers.

The field of CSCs is an emerging area of cancer biology that we believe is fundamentally altering the approach to oncology drug development. CSCs have been identified in virtually all major tumor types, including leukemia and cancers of the brain, breast, colon, prostate and pancreas. CSCs are the highly malignant “seeds” of a tumor that self-renew and generate more mature cells that comprise the bulk of the tumor, or the “tumor bulk.” As such, we believe that CSCs are responsible for tumor initiation, propagation and metastasis. Moreover, many of the characteristics of CSCs, such as their slow growth, presence of multi-drug resistance proteins, anti-cell death mechanisms, and increased activity of cellular mechanisms that repair damaged DNA, may enable CSCs to resist therapeutic agents traditionally used to treat cancer. Further, we believe there is now a significant body of evidence indicating that while standard therapies may initially shrink tumors by targeting the tumor bulk, their failure to effectively eradicate CSCs contributes to treatment failure, tumor relapse and poor survival. Accordingly, we believe that targeting both CSCs and the tumor bulk may represent a major advance in the fight against cancer. This premise has formed the basis of our drug development strategy, as illustrated below.

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

Management

We are led by a team with extensive experience in managing biopharmaceutical companies and in oncology drug development, including:

•                  Ivan Bergstein, M.D. — Ivan Bergstein, M.D. — Chairman, Chief Executive Officer and President. Dr. Bergstein is Chief Executive Officer and Founder of Stemline Therapeutics. He led Stemline through multiple private financings and ultimately its successful IPO and subsequent follow-on offerings, raising over $165 million as a public company. Dr. Bergstein’s early and broad intellectual property founded and positioned Stemline with a deep domain expertise competitive edge and in the rapidly emerging cancer stem cell (CSC) field of oncology. He then went on to manage the company’s evolution from early-stage research and development to current late clinical stage. Prior to founding Stemline, Dr. Bergstein was Medical Director of Access Oncology, Inc., a clinical stage oncology-focused biotechnology company where he was a key member of a small team responsible for the acquisition and development of the company’s clinical stage assets and ultimately the sale of the company to Keryx Biopharmaceuticals (Nasdaq: KERX). Previously, he was a senior biopharmaceuticals analyst at a Wall Street-based firm that advised funds on investment opportunities in public companies with late clinical stage assets. He received a BA in mathematics from the University of Pennsylvania and was elected to the Pi Mu Epsilon National Mathematics Honor Society, an MD from the Mount Sinai School of Medicine where he was elected to the Alpha Omega Alpha Honor Medical Society, received the Merck Award for Clinical Excellence, and subsequently completed an internship in general surgery. He then became the Jerome A. Urban Post-Doctoral Research Fellow at the Cornell University Medical College where he studied and published work relating to Wnt genes in human breast cancer. He then went on to complete an internal medicine residency and hematology-oncology fellowship at the New York Presbyterian Hospital—Weill Medical College of Cornell University where he studied and published work on gene therapy manipulations of the sonic hedgehog pathway. He currently holds a voluntary faculty position at the New York Presbyterian Hospital — Weill Medical College of Cornell University.

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

•                  Kenneth Hoberman — Chief Operating Officer. Mr. Hoberman has extensive financial, accounting, investor relations, corporate governance and business development experience including M&A, strategic alliances and partnerships both domestic and international. His operational expertise includes regulatory oversight, human resources, manufacturing and clinical development. He was previously Vice President of Corporate and Business Development of Keryx Biopharmaceuticals, Inc., where he was instrumental in the success of the company. He also helped secure multiple sources of capital including over $200 million in equity investments through public and private offerings. He also initiated and executed a $100 million strategic alliance and originated, negotiated and closed dozens of licensing and operational contracts, helping to grow the company’s market capitalization to over $1 billion. He also led the team that originated, in-licensed, and developed Auryxia™ which recently gained FDA approval. He is on the Board of Directors of TG Therapeutics (Nasdaq: TGTX). He received a B.S.B.A. in Finance from Boston University and completed post-baccalaureate studies at Columbia University.

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

Strategy

Our goal is to maintain and fortify a leadership position in the discovery, acquisition and development of novel oncology therapies that target CSCs and to build a fully integrated pharmaceutical company with commercial infrastructure to support the marketing of our CSC-targeted oncology drugs, if approved. The fundamental components of our business strategy to achieve this goal include the following:

•                  Develop and commercialize SL-401 in multiple hematological cancers.  We have advanced SL-401 into corporate sponsored trials for multiple hematologic cancer indications including blastic plasmacytoid dendritic cell neoplasm, or BPDCN, where we are pursuing a registration-directed path. We have also opened a clinical trial in patients with acute myeloid leukemia, or AML, who are in first complete remission, or CR, with evidence of minimum residual disease, or MRD. In addition, we have opened trials in additional rare IL-3R+ malignancies including certain myeloproliferative neoplasms that include mastocytosis, hypereosinophilic syndrome, myelofibrosis, and chronic myelomonocytic leukemia. We also intend to pursue additional indications including multiple myeloma and certain other lymphomas and leukemias.

•                  Develop and commercialize SL-701 in brain cancer.  We have advanced SL-701 into a corporate sponsored trial in adult patients with recurrent glioblastoma multiforme, or GBM, following initial treatment with surgery, radiation, and chemotherapy. We also plan to pursue a trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma.

•                  Develop and commercialize SL-801 in solid and hematologic cancers.  We plan to advance SL-801 toward investigational new drug, or IND, filing and initiate Phase 1 disease-directed proof-of-concept studies in both solid and hematologic cancers.

•                  Continue to advance and build out our pipeline.  We also plan to advance and build out our pipeline of product candidates. In addition to advancing SL-401, SL-701 and SL-801, we plan to advance SL-501, our next generation IL-3R-targeted compound with potential applications in both malignant and non-malignant (autoimmune) indications, into IND-enabling studies.

•                  Develop commercialization capabilities in North America and Europe.  We believe that the infrastructure required to commercialize our oncology product candidates may make it cost-effective for us to internally develop a marketing effort and sales force. If SL-401, SL-701, SL-801 or any of our other product candidates is approved by the FDA or other regulatory authorities, we intend to commercialize our product candidates in North America and potentially in Europe through direct sales and distribution. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous to us.

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

SL-401

Overview

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R. IL-3R is overexpressed on CSCs and/or more mature cancer cells derived from CSCs (i.e., tumor bulk) of multiple hematologic cancers including acute myeloid leukemia, or AML, chronic myeloid leukemia, or CML, myelodysplastic syndrome, or MDS, certain lymphomas including Hodgkin’s disease, multiple myeloma, or MM, and multiple rare hematologic malignancies such as blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and others. In a completed investigator sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers, single agent SL-401 administered in a single cycle regimen demonstrated anti-tumor activity, including durable CRs, in relapsed or refractory patients. Specifically, a single cycle of single-agent SL-401 induced seven CRs: five CRs in BPDCN and two CRs in relapsed or refractory AML. Notably, SL-401 also improved the median overall survival, or OS, relative to historical data, of the 16 most heavily pretreated AML patients who had failed at least two previous therapies (i.e., third-line or greater) and who received therapeutically relevant doses of SL-401, with only a single cycle. Further, SL-401 has not demonstrated the protracted myelosuppression typically seen with traditional chemotherapy, which is a key differentiating feature relative to many other hematologic cancer therapies and which we believe is due to the lack of IL-3R expression on normal hematopoietic stem cells. Currently, there are limited effective treatment options for patients with relapsed or refractory hematologic cancers including BPDCN and AML. We believe that a major reason for the failures of traditional treatments to provide long-term benefit is that these traditional treatments target tumor bulk rather than both tumor bulk and CSCs, and are often toxic to the bone marrow. Accordingly, by pursuing hematologic cancer indications with SL-401, a therapeutic that uniquely targets both CSCs and tumor bulk and does not induce the protracted myelosuppression associated with standard therapy, we intend to provide benefit to patients who historically have been difficult to treat with traditional therapies.

In July 2014, we opened a corporate sponsored investigational new drug, or IND, with the U.S. Food and Drug Administration, or FDA. Three multicenter clinical trials with SL-401 are currently open in the following indications: 1) blastic plasmacytoid dendritic cell neoplasm (BPDCN) and relapsed/refractory acute myeloid leukemia (AML), the BPDCN portion of which we have designed to serve as a potential registration trial; 2) AML patients in first complete remission (CR) with minimal residual disease (MRD); and 3) four types of advanced high-risk myeloproliferative neoplasms (MPN), including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia. Additional SL-401 studies are currently planned in other indications including myeloma and certain other lymphomas and leukemias.

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

Other rare IL-3R cancers

A number of other rare hematologic diseases, each qualifying as an unmet medical need, express IL-3R including certain myeloproliferative syndromes such as mastocytosis, clonal eosinophilic disorders, myelofibrosis, and chronic myelomonocytic leukemia, as well as other malignancies such as hairy cell leukemia. For a majority of patients with these conditions, there is no effective, disease modifying therapy.

Mastocytosis. Systemic mastocytosis is a proliferative disorder characterized by an overabundance of mast cells in various organs and tissues. Mastocytosis can be systemic or localized to one or a few organs. The WHO classifies mastocytosis into the following categories: cutaneous, indolent, systemic (with associated hematologic non-mast cell lineage disease), aggressive systemic, mast cell leukemia, mast cell sarcoma, and extracutaneous astrocytoma. There are approximately 3,000 cases of mastocytosis diagnosed annually in the United States. Patients with indolent disease typically have a favorable prognosis, whereas aggressive cases of mastocytosis carry an overall survival of under 3.5 years. There are no currently approved drugs and no cure for mastocytosis. Treatment for aggressive variants includes various chemotherapy agents, imatinib (Gleevec® Novartis AG), corticosteroids, and antihistamines.

Eosinophilic disorders. Primary (clonal) eosinophilic disorders include chronic eosinophilic leukemia, or CEL, idiopathic hypereosinophilic syndrome, or HES, lymphocyte-variant HES, and primary eosinophilia associated with an 8p11 chromosomal translocation. These rare disorders are characterized by a persistently elevated eosinophil count that may result in various symptoms depending on which organs are involved.  Damage to the heart, lungs, peripheral nervous system, and other organs can occur. An acquired (non-familial) form of HES is particularly aggressive and debilitating. Acquired forms of HES are subclassified as secondary (reactive), idiopathic, and clonal HES, the latter often transitioning into CEL, which can result in myocardial fibrosis and congestive heart failure. Eosinophils are known to ubiquitously express the IL-3R.  Current treatments for CEL include corticosteroids, mepolizumab, alemtuzumab (Campath® Genzyme Corporation), and imatinib (Gleevec®), the latter of which is approved by the FDA for approximately 10% of HES patients who express the FIP1L1-PDGFRA fusion protein. However, some of these agents can cause severe toxicity and may not induce durable responses. Therefore, newer and more effective therapies are needed for certain patients, including those with symptomatic disease and/or extra-cutaneous organ involvement.

Myelofibrosis. Primary myelofibrosis, or PMF, is characterized by the proliferation of an abnormal clone of hematopoietic progenitor cells in the bone marrow and other sites, which results in fibrosis, or the replacement of the bone marrow with collagenous connective tissue fibers that, in turn, causes decreased blood cell counts.  The yearly calculated incidence of PMF in the U.S. ranges from approximately 1,260 to 4,410 individuals per year.  Median age at diagnosis is 65 years. About 20% of affected patients are less than 55 years of age.  Manifestations include decreased blood cell counts, splenomegaly that is commonly painful, and increased immature white blood cells and basophils in the peripheral blood.  The one known treatment of potential long-term benefit is high-dose chemotherapy followed by allogeneic stem cell transplantation.  Other treatment options are largely supportive, and do not alter the course of the disorder.  These options may include administration of folic acid, allopurinol, and/or blood cell transfusions.  Corticosteroids, alpha-interferon and/or hydroxyurea are also used.  Splenectomy is sometimes considered as a treatment option for patients with PMF in whom massive splenomegaly is contributing to anemia because of hypersplenism, particularly if there is a heavy requirement for blood transfusions.  Ruxolitinib (Jakafi® Incyte Inc.), which has recently received regulatory approval in the United States and elsewhere for the treatment for PMFs, has been associated with symptomatic improvement and increased overall survival, but its overall benefits can be short lived.  Lenalidomide (Revlimid® Celgene Corporation) and thalidomide (Thalomid® Celgene Corporation) may also be used in its treatment, though peripheral neuropathy can be a troublesome side effect.

Chronic myelomonocytic leukemia. Chronic myelomonocytic leukemia, or CMML, is characterized by increased numbers of monocytes and immature blood cells (blasts) in the peripheral blood and bone marrow, as well as abnormal appearing cells (dysplasia) in at least one type of blood cell.  CMML features characteristics of both a myelodysplastic syndrome, or MDS, as well as a myeloproliferative disorder, or MPD.  In the United States, the incidence of CMML is approximately 3,150 individuals per year and the disease affects approximately 9,450 individuals per year.  One of the most common symptoms of CMML is splenomegaly, found in approximately half of cases. Other less frequent symptoms consist of anemia, fever, weight loss, night sweats, infection, bleeding, synovitis, lymphadenopathy, skin rashes, pleural effusion, pericardial effusion and peritoneal effusion.  CMML can transform into acute myeloid leukemia, or AML, in about 20%-30% of cases.  Most cases are dealt with as supportive rather than curative because most therapies do not effectively increase survival.  Supportive measures include blood transfusions and growth factors such as erythropoietic and granulocyte-stimulating factor.  Reasons for more definitive treatment include the presence of fevers, chills, weight loss, symptomatic organ involvement, increasing blood counts, leukostasis, blood clotting, and/or progressive decreasing blood cell counts. The demethylating agents azacitidine (Vidaza® Celgene Corporation) and decitabine (Dacogen® Otsuka America Pharmaceutical, Inc.) have been used to treat CMML. High dose chemotherapy followed by bone marrow transplantation is also employed to treat CMML, and may provide long term benefit.

Hairy cell leukemia. Hairy cell leukemia, or HCL, is an uncommon hematological malignancy characterized by a clonal accumulation of abnormal B lymphocytes. Approximately 2,000 new cases of HCL occur annually in the United States. The median age at diagnosis is approximately 62 years with male predominance. Although the 6-year overall survival rate has been estimated to be approximately 80% and there are FDA approved therapies for HCL, including cladribine (Litak® Lipomed GmbH and Movectro® Merck KgAA) and pentostatin (Nipent® Hospira, Inc.), there is no permanent cure for the disease.

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

Multiple myeloma (MM)

MM is a hematologic malignancy that is characterized by the dysfunction of plasma cells, which are white blood cells that produce antibodies. During MM, malignant plasma cells overproduce abnormal monoclonal antibodies and can interfere with normal blood cell function in the bone marrow leading to immunodeficiency. Other common clinical manifestations of advanced MM include osteolytic bone lesions and renal disease. The bone marrow, or BM, microenvironment confers growth, survival, and drug resistance of MM cells, and it has recently been shown that plasmacytoid dendritic cells, or pDCs, which express high levels of IL-3R, are significantly increased in the BM of patients with MM and promote MM proliferation. Approximately 22,000 new cases of MM are reported annually in the United States and approximately 33,000 new MM cases are reported annually in Europe. The median age at diagnosis is approximately 62 years for men and 61 years for women. The median overall survival after conventional treatments is 3-4 years, but high-dose treatment followed by autologous stem cell transplantation can extend the median survival to 5-7 years. Despite FDA approved therapies for MM, including thalidomide (Thalomid®), lenalidomide (Revlimid®), bortezomib (Velcade® Millenium Pharmaceuticals, Inc., part of Takeda Pharmaceutical Company Limited), dexamethasone (Decadron® Medimetriks Pharmaceuticals, Inc.), carfilzomib (Krypolis® Onyx Pharmaceuticals Inc., an Amgen Subsidiary), and pomalidomide (Pomalyst® Celgene Corporation), most patients invariably relapse from the disease.

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

Chronic Myeloid Leukemia (CML)

Chronic myeloid leukemia, or CML, is a hematopoietic stem cell disease resulting in impaired bone marrow function. Annually, approximately 5,000 new cases are reported in the United States each year and approximately 4,000 to 9,000 new cases are reported each year in Europe. The five-year OS rate for CML patients is 57%. When CML advances to an accelerated or blastic phase, the median OS is less than one year. In patients who have failed or are intolerant to tyrosine kinase inhibitors, or TKIs, a relapsed or refractory setting, the median OS is four to 11 months. Current first-line treatments for CML include three TKIs: imatinib (Gleevec®), nilotinib (Tasigna® Novartis AG) and dasatinib (Sprycel® Bristol-Myers Squibb Company). In cases of relapse, second and third-line treatments include a TKI not previously used in that patient. In certain circumstances, interferon or bone marrow transplantation is also used.

Hodgkin’s lymphoma (HL)

Hodgkin’s lymphoma, or HL, is a cancer of the lymphatic system that commonly affects lymph nodes in the neck or the area between the lungs and behind the breastbone. Approximately 9,000 new HL cases occur annually in the United States and approximately 12,000-17,000 cases occur annually in Europe. The disease has four subtypes, including nodular sclerosis, lymphocyte-rich, mixed cellularity, and lymphocyte-depleted HL, all of which produce increased numbers of a unique cell type called “Reed-Sternberg” cells. These cells are considered to be the clonal tumor cells of HL and are known to express the IL-3R. Although combination chemotherapy and/or radiation therapy are affective at combating this disease, 20-30% of patients relapse after initial treatment or have primary refractory disease. Of these patients, those who do not obtain a complete remission, or CR, prior to transplantation, or who relapse after second line therapy, have few effective therapeutic options.  Recently, brentuximab vedotin (Adcentris® Seattle Genetics, Inc.) received regulatory approval in the United States and elsewhere for the treatment of recurrent or refractory HL.

Design of SL-401 and mechanism of action

SL-401 is a biologic targeted therapy directed to the IL-3R. SL-401 consists of IL-3 recombinantly fused to a truncated diphtheria toxin payload. Mechanistically, the IL-3 domain of SL-401 directs the cytotoxic payload to IL-3R+ cells. SL-401 is then internalized by target cells, leading to intracellular release of the payload, inhibition of protein synthesis and cell death, or apoptosis. Accordingly, the targeting and mechanism by which SL-401 kills cells differs from therapeutics that are commonly used to treat hematologic malignancies. Traditional therapies, such as chemotherapy, largely target rapidly dividing cells, whether malignant or normal, by interfering with DNA replication and other processes. SL-401, in contrast, is a targeted therapy that specifically recognizes and binds to cells expressing IL-3R, a target which is overexpressed on leukemia cells relative to normal cells. Thus, SL-401 preferentially targets malignant, not normal cells, a feature expected to result in fewer toxicities relative to traditional therapies. Moreover, by inhibiting protein synthesis, we believe that SL-401 is able to kill not just rapidly dividing cells, but also slower-growing cells such as CSCs. In addition, the SL-401 payload does not appear to be subject to multi-drug resistance proteins highly expressed on CSCs and tumor bulk. Therefore, unlike traditional therapies which largely target and kill tumor bulk only, SL-401 is designed to target and kill both CSCs and tumor bulk.

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

In addition, SL-401 demonstrated very high potency against BPDCN cells from patients, with an IC50 in the femtomolar (10-15 molar) range. SL-401 has also demonstrated preclinical activity against a variety of additional hematologic cancers including certain rare IL-3R+ malignancies such as chronic eosinophilic leukemia, where it produced IC50 values in the low single-digit picomolar (10-12 molar) range. SL-401 has also shown potent in vitro anti-leukemia activity against CML tumor bulk and CML CSCs, and increased survival in mouse models of human CML taken from patients who were resistant to tyrosine kinase inhibitors, or TKIs. SL-401 has also been shown to possess a synergistic anti-CML effect when used in combination with certain TKIs. SL-401 has also demonstrated potent in vitro anti-tumor activity against several lymphoid cancer types, including lymphoid leukemia (e.g. T cell acute lymphoid leukemia, or T-ALL), Hodgkin’s and non-Hodgkin’s lymphoma, and multiple myeloma, or MM. Interestingly, SL-401 appears to have both a direct as well as an indirect anti-MM effect, the latter seemingly caused by SL-401’s ability to target IL-3R+ hyperproliferative dendritic cells (the cells of origin of BPDCN) that appear to provide a microenvironmental growth stimulus to their neighboring MM cells. This is notable for several reasons including the drug’s novel mechanism of anti-MM action as well as linking the MM and BPDCN diseases via a common plasmacytoid dendritic cell, and IL-3R, target. SL-401 has also been shown to have a synergistic effect against MM when combined with existing therapies including lenalidomide (Revlimid®) and bortezomib (Velcade®).  These findings warranted clinical investigation of SL-401.

Phase 1/2 clinical trial—advanced hematologic cancers

Overview

SL-401 demonstrated single agent clinical efficacy, including durable CRs, in a multi-center investigator sponsored Phase 1/2 clinical trial of patients with advanced hematologic cancers, which we refer to as the 401-AHC Study. Specifically, an interim analysis of this trial presented at the annual meeting of the American Society of Hematology (ASH) in December 2013 showed that a single cycle of single agent SL-401 induced seven CRs: five CRs in BPDCN and two CRs in relapsed or refractory AML. Although the study was designed so that all patients received only a single cycle of SL-401 treatment, the median OS, relative to historical data, was improved in the 16 most heavily pretreated AML patients who had failed at least two previous therapies (i.e., third-line or greater) and were treated with therapeutically relevant doses, with only a single cycle. Of note, we intend to administer multiple cycles of SL-401 in our future trials, which we believe may increase the efficacy with respect to both clinical response and survival. Further, SL-401 has not resulted in the protracted hematologic toxicity associated with traditional chemotherapy, which we believe is a key differentiating feature relative to other hematologic cancer therapies.

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

Well-tolerated at clinically active doses

SL-401 was well-tolerated at clinically active doses and had a generally acceptable side effect profile relative to other agents used for advanced hematologic cancers. This included largely transient transaminitis, hypoalbuminemia, edema, thrombocytopenia, fever and chills. This is largely similar to that reported with denileukin diftitox (Ontak® Eisai, Inc), a compound comprised of human interleukin-2 linked to a truncated diphtheria toxin payload, which is FDA approved and has been marketed for certain forms of cutaneous T-cell lymphoma for over a decade. Of note, many of the side effects of Ontak® have been reported to decrease with each successive cycle administered. Importantly, however, the anticancer activity of Ontak® appears to be maintained, and even augmented, with each successive cycle. In particular, patients who do not respond to an initial cycle have been shown capable of responding to later cycles, and patients who partially responded to an initial or early cycle have also been shown capable of converting to complete responders in subsequent cycles. Ontak® is approved on a daily-for-five-days schedule for eight cycles.

The maximum tolerated dose, or MTD, of SL-401 was 16.6 µg/kg/day for five consecutive days, with tolerable and active doses at 16.6 µg/kg/day as well as 12.5, 9.4, and 7.1 µg/kg/day.

Anti-tumor activity

In the 401-AHC Study, to date, one cycle of SL-401 has demonstrated robust single agent activity, including a 78% overall response rate, or ORR, including 5 CRs, in 9 evaluable BPDCN patients. Additionally, SL-401 reduced leukemia blast counts in the bone marrow (i.e., reduced tumor bulk) or stabilized disease, in approximately half of all treated patients, the majority of whom were heavily pretreated. More specifically, tumor shrinkages or disease stabilizations were seen in 46% of patients with relapsed or refractory AML, 55% of AML who were poor risk and thus not candidates for chemotherapy, 43% of high-risk MDS patients and 78% of BPDCN patients. There were also multiple additional cases of tumor shrinkages in response to a single cycle of SL-401 treatment. Durable CRs were induced in two patients with relapsed or refractory AML.

A single cycle of SL-401 administered as a single agent induced major objective anti-tumor responses in 7 of 9 (78%) patients with BPDCN, including 5 CRs and 2 PRs. The median duration of response was 8 months with 2 patients still in remission at 26+ and 16+ months. In addition, a single cycle of SL-401 as a single agent induced durable CRs in advanced AML patients. This included a CR of 25+ months duration in a fourth-line AML patient who had failed three previous treatment regimens, including two treatments with high-dose therapy followed by allogeneic stem cell transplantations, prior to entry into the 401-AHC Study. In addition, a patient with AML that was refractory to standard induction chemotherapy experienced a CR lasting 8 months following treatment with a single cycle of SL-401.

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

Clinical and regulatory strategy for SL-401

Three multicenter clinical trials with SL-401 are currently open in the following indications: 1) blastic plasmacytoid dendritic cell neoplasm (BPDCN) and relapsed/refractory acute myeloid leukemia (AML), which may serve as a registration trial for BPDCN; 2) AML patients in first complete remission (CR) with minimal residual disease (MRD); and 3) four types of advanced high-risk myeloproliferative neoplasms (MPN), including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia. Additional SL-401 studies are currently planned in other indications including myeloma and certain other lymphomas and leukemias.

SL-701

Overview

SL-701 is an enhanced immunotherapy designed to direct the immune system to attack targets present on brain cancer. High-grade gliomas, or HGGs, are the most aggressive brain cancers and have a poor prognosis. Treatment options are limited, particularly for adult patients with recurrent or refractory HGG, including glioblastoma multiforme, or GBM, and pediatric patients with HGG, including brainstem glioma, or BSG, and non-brainstem glioma, indications. In two completed investigator sponsored Phase 1/2 clinical trials, an earlier version of this therapy demonstrated single agent anti-tumor activity, including multiple tumor shrinkages, disease stabilizations, and an overall survival signal.  Tumor shrinkage or stabilization was noted in 59% (13/22) of HLA-A2+ (as defined below) adult patients with recurrent or refractory HGG (the 701-Adult-RHGG Study), and 87% (26/30) of HLA-A2+ pediatric glioma patients (the 701-Ped-G Study). To date, there have been eight major objective tumor responses (i.e., tumor regressions) in these two studies, consisting of two CRs and six PRs. An additional tumor shrinkage, in the form of a minor response, or MR, and a prolonged disease free survival following complete surgical resection (i.e. a clinical complete response, or CCR) were also noted in these studies.

In April 2014, we opened a corporate sponsored IND with the FDA. We have advanced SL-701 into a corporate sponsored trial in adult patients with recurrent GBM, following initial treatment with surgery, radiation, and chemotherapy. We also plan to pursue a trial of SL-701 in pediatric patients with brainstem and non-brainstem high-grade glioma.

In January 2015, SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma.

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

The standard of care for newly diagnosed adult GBM is resection, if operable, followed by a combination of radiation and temozolomide (i.e., the Stupp regimen). Although this combination treatment has improved patient outcomes, 85% to 90% of patients ultimately relapse, with a median OS from diagnosis of 15 months. Bevacizumab (Avastin® Roche AG) received accelerated, but not full, approval for adults with recurrent or refractory adult GBM based, in part, on a response rate endpoint. However, most recurrent patients receiving bevacizumab (Avastin®) do not have durable clinical benefit, and the median OS for these second-line patients is approximately eight to nine months. Currently, no therapies have been approved for GBM patients who fail bevacizumab, which carries a median OS of three to four months.

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

Design of SL-701 and mechanism of action

SL-701 is an enhanced immunotherapy comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin, present on the tumor bulk and/or CSCs of brain cancer. The synthetic peptides that correspond to IL-13Rα2 and survivin are novel artificially constructed mutants designed to be immunogenic to amplify the clinical anti-tumor immune response.

SL-701 is combined with additional elements designed to promote an immune response, such as a helper peptide and an adjuvant. A helper peptide helps activate cytotoxic T-cells, and is mixed with SL-701 prior to administration. An adjuvant similarly helps stimulate the immune system, and is administered to the patient concurrently with SL-701 administration. Whereas the previous studies have used poly-ICLC as an adjuvant, we are using granulocyte macrophage-colony-stimulating factor or GM-CSF, and imiquimod, a toll-like receptor 7, or TLR7, agonist, which we believe are commercially viable and state-of-the-art adjuvants.

Phase 1/2 clinical trial—adult recurrent or refractory high-grade glioma

In an investigator sponsored Phase 1/2 clinical trial, an earlier version of this therapy was evaluated in adult patients with recurrent or refractory HGG. This study, which we refer to as the 701-Adult-RHGG Study, enrolled 22 HLA-A2+ adult patients with recurrent or refractory HGG, 13 of which had refractory or recurrent GBM, and nine of which had anaplastic glioma, or AG. 50% of patients were second relapse or greater and two of the refractory or recurrent GBM patients had received prior treatment with bevacizumab (Avastin®).  The therapy was loaded ex vivo onto dendritic cells that had been removed from the patient, which were then re-injected intra/peri-nodally back into the patient with a separate concurrent injection of an adjuvant. This delivery method contrasts with that used in the 701-Ped-G Study and 701-Adult-LGG Study, in which the therapy was administered to patients and demonstrated activity as a direct subcutaneous injection. The 701-Adult-RHGG Study was a single-arm trial whose objectives were to determine the general safety, dosage and efficacy.

Well-tolerated at clinically active doses

The therapy was well-tolerated at clinically active doses in the 701-Adult-RHGG Study. Injection site reactions were the most common adverse events and generally resolved within 24 hours. These side effects do not overlap with those of radiation, chemotherapy agents, and anti-angiogenic agents like bevacizumab (Avastin®), which are mainstay therapies used to treat adult HGG. We believe this implies that the development of SL-701-based combination regimens may be feasible.

Clinical activity

In the 701-Adult-RHGG Study, the therapy demonstrated single agent clinical activity. Forty-six percent (6/13) of refractory or recurrent GBM and 78% (7/9) of recurrent AG patients sustained an anti-tumor response or disease stabilization. This included two durable CRs, one of which occurred in a 62-year-old male GBM patient who was refractory to prior surgical resection, radiation therapy and temozolomide. Following treatment, this patient’s gadolinium enhanced tumor mass disappeared, and the patient was determined to have sustained a durable CR that exceeded 23 months. Notably, in this patient there was also a significant increase in target-specific T-cells by week 29 as determined by a tetramer assay, consistent with a positive immune response to the therapy. A recurrent AG patient with anaplastic oligoastrocytoma sustained a CR that exceeded nine months. In addition to the two durable CRs, there were also three PRs. One PR was sustained by a patient with recurrent GBM (second salvage, i.e., third-line) and lasted seven months. Notably, a post-therapy brain biopsy from this PR patient demonstrated the presence of macrophages and CD8+ T lymphocytes, which are cells of the immune system, within the tumor. We believe this indicates that the therapy induced the immune system, and cytotoxic T-cells in particular, to migrate to the area of the brain tumor and induce tumor shrinkage by targeting specific antigen-bearing CSCs and tumor bulk. This activity is consistent with the proposed mechanism of action of the therapy wherein it induces the immune system, and cytotoxic T cell in particular, to cross the blood-brain barrier and attack the antigen expressing tumor. A second PR was sustained by a patient with recurrent GBM whose PR exceeded 11 months in duration. The third PR was seen in a recurrent AG patient.

Eighty-one percent (13/16) of evaluable patients had at least one positive immunological assay. We believe this indicates that the therapy stimulated the immune system in a highly specific fashion.

Survival signal

The therapy improved the median, six-month, and 12-month OS of adult patients with refractory or recurrent GBM as well as recurrent AG, compared with historical data. In refractory or recurrent GBM patients treated with the therapy, median OS was 13 months, six-month OS was 80%, and 12-month OS was 55%, as illustrated in the figure below. These rates represent improvements over the historical median OS of five to seven months, the historical six-month OS of 38% to 55%, and the historical 12-month OS of 14% to 25%. Recurrent AG patients treated with the therapy also experienced an improvement in OS compared with historical results.

Kaplan-Meier survival curve
of recurrent or refractory adult HGG patients treated with an earlier version of SL-701
(Okada et al., Journal of Clinical Oncology 2011; 29:330-336)

Phase 1/2 clinical trial—pediatric glioma

In a completed investigator sponsored Phase 1/2 trial, the therapy was evaluated in pediatric patients with glioma. This study, which we refer to as the 701-Ped-G-Study, was undertaken in 30 HLA-A2+ pediatric patients with glioma. Twenty of these patients had newly diagnosed brainstem glioma, or BSG, four had newly diagnosed non-brainstem HGG, three had recurrent non-brainstem HGG and three had multiply recurrent low-grade glioma, or LGG. Patients received a direct subcutaneous injection of the therapy (without dendritic cells) in the right or left upper arms associated with intact draining auxiliary lymph nodes once every three weeks with a separate concurrent injection of an adjuvant. This 701-Ped-G Study was a single-arm trial whose objectives were to determine the general safety, dosage and efficacy.

Well-tolerated at clinically active doses

The therapy was well-tolerated at clinically active doses in this 701-Ped-G Study. Adverse effects included local injection site reactions and low grade fever in almost all patients, which were generally mild and controlled with analgesics.

Clinical activity

In this 701-Ped-G Study, the therapy demonstrated single agent clinical activity. Eighty seven percent (26/30) of evaluable patients sustained durable tumor reductions or disease stabilizations, including three patients who experienced durable PRs. One of these PR patients is a child with newly diagnosed BSG whose PR demonstrated greater than 50% tumor shrinkage and was 15 months in duration. The second PR occurred in a child with newly diagnosed non-brainstem HGG and was 14 months in duration. The third PR occurred in a child with multiply recurrent LGG and was nine months in duration. Also, a MR was induced in a pediatric patient with non-brainstem HGG. An additional child with newly diagnosed non-brainstem HGG had prolonged disease-free status of 20 months following surgery. In addition, there were four stable disease patients who survived at least 13 months.

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

Positive immunological assays (both ELISPOT and tetramer assays) were demonstrated in six of seven evaluable children, including the newly diagnosed BSG pediatric patient who sustained a durable PR that lasted 15 months. We believe that these data indicate that the therapy stimulated the immune system in a highly specific fashion.

Low-grade glioma trial in adult patients

An investigator sponsored study of the therapy was also conducted in adult patients with LGG, which we refer to as the 701-Adult-LGG Study. Twenty-three HLA-A2+ patients have been enrolled, including twelve with newly diagnosed high-risk LGG without prior radiotherapy, one with newly diagnosed high-risk LGG with prior radiotherapy and ten with recurrent LGG. Patients were treated with the therapy via direct subcutaneous injection every three weeks. The therapy was well-tolerated and demonstrated immune responses in high-risk adult patients with LGG. Side effects were minimal with one grade 3 fever. Sustained and specific immune responses, as assessed by ELISPOT assays, were observed in the majority of evaluable patients. A positive correlation between immune response and progression-free survival, or PFS, was noted. Although a thorough evaluation of PFS requires a longer observation period, among 17 patients who completed eight courses, 10 had stable disease.

Clinical and regulatory strategy for SL-701

We have advanced SL-701 into a corporate sponsored trial in adult patients with recurrent GBM, following initial treatment with surgery, radiation, and chemotherapy. We also plan to pursue a trial of SL-701 in pediatric patients with brainstem and non-brainstem HGG.

SL-801

SL-801 is a structurally novel, oral, small molecule that reversibly inhibits XPO1 (Exportin-1), also known as CRM-1 (Chromosome Region Maintenance-1), a nuclear transport protein. XPO1 has been shown to regulate nuclear export of many of the major tumor suppressor proteins and oncogenic cell growth regulators. Overexpression of XPO1 is common in many cancers and is associated with aggressive tumor behavior and poor patient prognosis. Inhibition of XPO1 has been shown to restore tumor suppressor function and proper cell cycle regulation, leading to apoptosis of cancer cells. XPO1 has also been shown to be a clinically validated target in both solid and hematological cancers.

SL-801 has demonstrated broad and potent preclinical activity in a wide array of solid and hematologic tumors in both in vitro and in vivo xenograft experiments. In contrast to the XPO1 inhibitor leptomycin B, which binds irreversibly to XPO1 and caused significant toxicities in Phase 1 trials, SL-801 binding to XPO1 is reversible. SL-801’s ability to reversibly bind XPO1 offers the potential to develop flexible dosing schedules that could enable recovery in normal tissues, mitigate side effects, broaden the therapeutic index, and enhance efficacy.

We are conducting IND-enabling work to support entry into clinical trials. We then plan to advance SL-801 into corporate sponsored Phase 1 disease-directed, proof-of-concept trials in both solid and hematologic cancers.

SL-501

SL-501 is a rationally designed, next-generation IL-3R-targeted therapeutic. SL-501 is a variant of SL-401 that binds to the IL-3R with higher affinity and demonstrates enhanced cytotoxicity against hematologic cancer cells in both in vitro and in vivo xenograft experiments, including in AML and CML. In addition, SL-501 possesses preclinical anti-tumor activity against Hodgkin’s and non-Hodgkin’s lymphoma. SL-501 is currently progressing through IND-enabling studies. Further, we may choose to evaluate the utility of SL-501 in various autoimmune diseases, in which the IL-3R-expressing plasmacytoid dendritic cell (the precursor cell of BPDCN) plays a putative role, such as systemic lupus erythematosus, systemic sclerosis (scleroderma), psoriasis, and rheumatoid arthritis.

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

Patents and Proprietary Rights Covering Stemline’s Drug Candidates

We have an exclusive worldwide license to SL-401. These patent rights include issued U.S. Patents 8,470,307 and 7,763,242 covering methods of treating AML and MDS that both expire in 2027, as well as three issued foreign patents.  There are additional pending U.S. applications directed to methods of using SL-401 to treat other diseases that, if issued, would also expire in 2027. In addition, we have filed foreign patent applications for the method of using SL- 401 to treat various diseases, although there can be no assurances that such patents will be issued. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-401 for the treatment of both AML and BPDCN and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009”.

We have an exclusive worldwide license to SL-701 component, IL-13Rα2 mutant, a non-exclusive worldwide license to SL-701 component, EphA2, and have filed a PCT patent application to SL-701 component, survivin mutant. This intellectual property consists of an issued U.S. composition of matter patent (U.S. Patent 7,612,162) directed to an immunogenic mutant IL-13Rα2 peptide expiring in 2026, issued U.S. method of use patents (U.S. Patents 7,297,337 and 8,114,407) directed to the use of EphA2 peptide expiring in 2024 and 2025, issued U.S. method of use patent (U.S. Patent 8,850,488) directed to the combined use of IL-13Rα2 mutant and EphA2 peptides expiring in 2026, and a pending PCT patent application directed to the use of an immunogenic mutant survivin peptide which, to the extent it issues, would be expected to expire in 2033. We also have additional pending patent applications directed to methods of using SL-701 components to treat certain diseases which if issued, for which there can be no guarantee, would provide additional protection in the United States and certain non-U.S. territories and would expire in 2024, 2025, or 2033. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-701 for the treatment of glioma and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009”.

We have an exclusive worldwide license (with the exception of Japan, Korea, Taiwan, and China) to SL-801. These patent rights include issued U.S. Patents 8,084,454 and U.S. Patent 8,415,357 covering composition of matter and uses of SL-801 that expire in 2030 and 2028, respectively. We also have additional pending patent applications directed to SL-801 which if issued, for which there can be no guarantee, would provide additional protection in certain non-U.S. territories and would expire in 2028.

We also in-licensed or own certain patent rights, which includes issued patents and pending patent applications in the U.S. and abroad, to our other preclinical assets.

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

•                  Seven issued patents that cover methods to treat cancer through use of monoclonal antibodies and other antibody-based compounds directed to nine specific key targets: Frizzled, Glypican-3, Tie-1, CD133, Smoothened, Patched, CD44, ESA, and 67LR. These U.S. Patents are: 7,361,336; 7,427,400; 7,504,103; 7,608,259; 8,715,945; 8,846,325; and 8,784,772. Patent protection extends from 2017, 2019, or 2032, as applicable;

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

•                  A family of intellectual property covering methods to treat cancer through use of antibody-based compounds directed to IL-

3Rα as well as composition of matter covering IL-3Rα-targeted antibody conjugates, including U.S. Patent 7,651,678; U.S. Patent 6,733,743; U.S. Patent 8,163,279; U.S. Patent 8,852,551; allowed U.S. Patent application 13/439,453; and other pending applications. Patent protection, to the extent it has or may issue, would be expected to extend to 2021; and

•                  Pending patent applications covering CSC-focused drug discovery, including a novel high throughput screen to discover compounds that target CSCs. Patent protection, to the extent it issues, would be expected to extend to 2025.

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

We do not know if patents will be issued for all of the patent applications in our portfolio. Furthermore, for patent claims now issued and for claims to be issued in the future, we do not know if such claims will provide significant proprietary protection to our drug candidates and proprietary technologies or if they will be challenged, circumvented, or invalidated. Our success will in part depend on our ability to obtain and maintain patents protecting our drug candidates, technologies and inventions, to operate without infringing the proprietary rights of third-parties, and to enforce and defend our patents and ensure others do not infringe on our proprietary rights.

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

With respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates or discovery platform will be free of claims by third-party intellectual property holders or whether we will require licenses from such third-parties. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we might face patent litigation by the third-party. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or not infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our discovery platform as a result of patent infringement claims asserted against us and/or face a significant monetary damages award. This could have a material adverse effect on our business.

To protect our competitive position, it may be necessary to enforce our patent rights through litigation against infringing third-parties. Litigation to enforce our own patent rights is subject to the same uncertainties discussed above. In addition, however, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third-parties to commercialize our products or our platform technology, and then compete directly with us, without payment to us.

License and Research Agreements

Scott and White Memorial Hospital

Research and License Agreement (SL-401)

In June 2006, we entered into a research and license agreement with Scott and White Memorial Hospital (Temple, Texas) for SL-401, our biologic targeted therapy directed to the IL-3R. Under the agreement, Scott and White has granted us an exclusive, royalty-bearing, worldwide license under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-401, and any products containing or comprising such compound in finished dosage pharmaceutical form, for the diagnosis, prophylaxis and/or treatment of any disease or condition in humans or animals. The patent rights exclusively licensed to us under the agreement are described in more detail above under “Business — Patents and Proprietary Rights.”

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

In addition, the agreement provides for Scott and White to conduct a research program with SL-401. In March 2010, the agreement was amended to further the regulatory advancement of SL-401. We have made certain payments to Scott and White for such research services pursuant to the agreement, which to date total approximately $1.0 million in the aggregate. Additionally, we have been granted the exclusive right of reference to its IND for our own regulatory filings. We may assign the agreement to an affiliate of ours, a purchaser of all or substantially all of our assets or in connection with a merger, change in control or similar transaction by us.

University of Pittsburgh

Exclusive License Agreement to IL-13Rα2 peptide (SL-701 component)

In September 2009, we entered into an exclusive license agreement with the University of Pittsburgh, or the University, for the composition of matter, and use with other components, of a proprietary immunogenic mutant analog peptide of IL-13Rα2, an active ingredient of SL-701, our brain cancer immunotherapy candidate. Under the agreement, the University grants us an exclusive worldwide license under certain patent rights to make, have made, use, sell and import brain cancer peptide antigen immunotherapies (including SL-701, which has been developed by the University under a separate immunotherapy name designated by the University). The patent rights exclusively licensed to us under the agreement are described in more detail above under “Business — Patents and Proprietary Rights.” The University retains the right to practice the licensed patent rights for non-commercial education and research purposes. The license is also subject to certain retained rights of the United States government. Our right to grant sublicenses to third parties is subject to the prior written approval of the University, which the University may not unreasonably withhold or delay.

We paid the University an initial license fee and will pay the University annual license maintenance fees until the first commercial sale of a licensed product. To date, we have paid an aggregate of approximately $0.6 million in fees to the University under the agreement. We must also pay the University a low-single digit royalty as a percentage of net sales of licensed products by us or our sublicensees, with standard provisions for royalty offsets to the extent we need to obtain any rights from third-parties to commercialize the licensed products. We must also pay a minimum annual royalty following the first commercial sale of a licensed product, but only to the extent the minimum annual royalty amount is greater than the annual royalty otherwise due. We also must pay the University a percentage of non-royalty revenue we receive from our sublicensees, which decreases if we enter into the applicable sublicense agreement after a certain clinical milestone has been met. We also must make certain payments to the University of up to approximately $4.2 million upon the achievement of specific regulatory and commercial milestone events.

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

Non-Exclusive License Agreement to EphA2 peptide (SL-701 component)

In March 2012, we entered into a non-exclusive license agreement with the University for the use of EphA2 epitopes, another active ingredient of SL-701. Under the agreement, the University grants us a non-exclusive worldwide license under certain patent rights to use the EphA2 peptide in or packaged with the IL-13Rα2 peptide, as well as other immunotherapies we may develop and own or exclusively control, for the diagnosis, treatment or prevention of diseases and tumors of the brain in human patients. The patent rights licensed to us under the agreement are described in more detail above under “Business — Patents and Proprietary Rights.” The University retains the right to practice the licensed patent rights for non-commercial education and research purposes. The license grant is also subject to certain retained rights of the United States government. We may only grant sublicenses to third parties who are permitted sublicensees under the exclusive IL-13Rα2 peptide license agreement with the University.

We must pay the University an initial license fee, and will pay the University annual license maintenance fees until the net sales of a licensed product exceed a specified amount. To date, we have paid an aggregate of approximately $45,000 in fees to the University under the agreement. We must also pay the University a customary low-single digit royalty for the license as a percentage of net sales of licensed products by us or our sublicensees, with standard provisions for royalty offsets to the extent we need to obtain any rights from third-parties to commercialize the licensed products. We must also pay a minimum annual royalty following the first commercial sale of a licensed product, but only to the extent the minimum annual royalty amount is greater than the annual royalty otherwise due.

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

We paid the University an initial license fee, as well as payments following a regulatory milestone. To date, we have paid an aggregate of approximately $27,500 in fees to the University under the agreement. We also must pay the University a percentage of non-royalty revenue we receive from our sublicensees. We must use our commercially reasonable best efforts to develop or commercialize a product derived from the use of the licensed data or information as soon as practicable. We also must adhere to a specific regulatory milestone with respect to submitting an application for regulatory approval that incorporates the licensed data or information, and if we fail to meet the milestone, the University may terminate the agreement unless we have pre-paid the milestone payment listed above.

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

Cambridge University Technical Services Limited

Exclusive Patent and Non-Exclusive Know-How License Agreement (Platform Technology)

In September 2004, we entered into a license agreement with Cambridge University Technical Services Limited, or CUTS, relating to our StemScreen platform technology. Under the agreement, we acquired an exclusive, royalty-bearing, worldwide license under patent rights owned by CUTS to develop, manufacture, have manufactured, use, sell, offer to sell, market, have marketed, import, have imported, export and have exported products covered by the patent rights, including a platform technology to discover and screen for compounds that target CSCs. The patent rights exclusively licensed to us under the agreement are described in more detail above under “Business — Patents and Proprietary Rights.” The license is subject to certain rights retained by CUTS for academic research and teaching. We also acquired a non-exclusive, worldwide license to know-how related to the licensed patent rights. The agreement provides us with full sublicensing rights. Under the agreement, we paid an upfront license fee and are obligated to make milestone payments of up to an aggregate of $1.7 million upon specified regulatory events, as well as pay royalties of less than 1% on sales of licensed products. CUTS may terminate the agreement, including our rights to the platform technology, for specified cause or upon certain events involving our bankruptcy or insolvency.

CanBas, Ltd

License for SL-801

On December 26, 2014, we entered into a license agreement with CanBas, Ltd. for SL-801. SL-801 is a small molecule, reversible inhibitor of XPO1. Under the terms of the agreement, CanBas has granted us an exclusive, royalty-bearing, worldwide (excluding Japan, Korea, China and Taiwan) license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, and any products containing or comprising such compound in finished dosage pharmaceutical form, for the treatment of any disease or condition in humans. The patent rights exclusively licensed to us under the agreement are described in more detail above under “Patents and Proprietary Rights Covering CSC-Focused Intellectual Property.”

We are responsible to pay annual technical advisory fees over the next four years totaling 430 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, we must pay CanBas tiered royalties based on aggregate net sales, by us or our sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, we may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. We have sublicensing rights under the agreement, subject to our paying to CanBas a standard royalty percentage of the payments we receive from a sublicensee.

We must exercise commercially reasonable efforts to develop and commercialize a licensed product and to achieve certain regulatory milestones within certain periods, subject to extensions based on unforeseen technical, scientific, intellectual property or regulatory issues.

The agreement survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We may terminate the license for any or no reason upon 60 days advance written notice to CanBas. If either we or CanBas breach a material obligation under the agreement, and such obligation is not cured within a specified period of time following written notice from the other party, then the non-breaching party may terminate the agreement upon an additional written notice.

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

There are several biopharmaceutical companies whose primary focus appears to be developing therapies against CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Dainippon Sumitomo Pharma Co. Ltd., Bionomics Limited and Stem CentRx, Inc.  There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound.  These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp.,

GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. Company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others.  Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401, including Ambit Biosciences Corporation (now a Daiichi Sankyo company), Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), CSL Limited and Sunesis Pharmaceuticals, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, among others.  There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.).  There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Competition for SL-401

There are a number of companies working to develop new treatments for AML and other hematologic cancers, including Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Boehringer Ingelheim, Celator Pharmaceuticals, Inc., Celgene Corporation, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Epizyme, Inc., Genzyme Corporation (now a Sanofi company), CSL Limited and Sunesis Pharmaceuticals, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, among others.

Competition for SL-701

There are a limited number of drugs used for the treatment of brain cancer, including Temodar® (Merck & Co., Inc.), nitrosureas including Gliadel® (Eisai Co., Inc.), and Avastin® (Roche Holding AG). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, or the PHSA, and related regulations, and other federal, state and local statutes and regulations. Biological products include, among other things, viruses, therapeutic serums, vaccines and most protein products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include a clinical hold, refusal to approve pending applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil or criminal penalties, or withdrawal of an approval.  Any administrative action or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•                  Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•                  Submission to the FDA of an Investigational New Drug Application, or an IND, which FDA must clear before human clinical trials may begin;

•                  Performance of adequate and well-controlled human clinical trials according to the FDA’s current Good Clinical Practices, or GCPs, and in accordance with human subject protection regulations, to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•                  Submission to the FDA of a New Drug Application, or an NDA, for a new drug product, or a Biologics License Application, or a BLA, for a new biological product;

•                  Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice regulations, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;

•                  Potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the NDA or BLA; and

•                  FDA review and approval of the NDA or BLA and successful resolution of any questions that arise in the review process.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations post-approval require the expenditure of substantial resources.  There can be no certainty that approvals will be granted.

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

Clinical trials involve the administration of the drug or biological candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators; often these are physicians not employed by or under the trial sponsor’s control.  Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.  Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements, regulations for the protection of human subjects and with applicable cGMP requirements.  Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted.  An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits.  The IRB also approves trial recruitment materials and the informed consent form that must be used as part of the informed consent process with each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed.

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

The FDA reviews all NDAs and BLAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA or BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has established a performance goal of ten months in which to complete its initial review of a standard NDA or BLA and respond to the applicant, and a performance goal of six months for a priority NDA or BLA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs and BLAs.

After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, purity and potency. In addition to its own review, the FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts in the disease area, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and post-marketing clinical trials related to serious risks, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies, or REMS, approved by the FDA. The FDA’s exercise of this authority can result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, which may also increase costs related to complying with new post-approval regulatory requirements, and increase potential FDA restrictions on the sale or distribution of approved products. During the approval process, the FDA will determine whether a REMS is necessary to assure the safe use of the drug or biologic post-approval. If the FDA concludes that a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.  Also, in this inspection, FDA seeks to determine whether the manufacturing conforms with application commitments, the authenticity and accuracy of data, and the adequacy of the company’s analytical methodology.  Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with current good clinical practices, or cGCPs. If the FDA determines the application, data, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.

The NDA or BLA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or the agency requires additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, protocol deviations or data discrepancies could delay, limit or prevent regulatory approval.  The FDA will issue a “complete response” letter if the agency decides not to approve the NDA or BLA. The complete response letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials.

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

In June 2013, SL-401 was awarded Orphan Drug Designation from the FDA for the treatment of BPDCN. Previously, in February 2011, we received Orphan Drug Designation for SL-401 for the treatment of AML. In addition, we received Orphan Drug Designation for SL-701 for the treatment of glioma in January 2015.

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

Post-Approval Requirements

Any drug or biological products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, cGMP compliance, record-keeping requirements, reporting of nonconforming distributed products which would require field alert reports (FARs) for NDAs and biological product deviation reports (BPDRs) for BLAs, reporting of adverse events, providing the FDA with updated safety and efficacy information on an annual basis or as required more frequently for specific events, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions against promoting drugs and biologics for uses or in patient populations that are not described in the drug’s or biologic’s approved labeling (known as “off-label promotion”), rules for conducting industry-sponsored scientific and educational activities, limitations on comparative or superiority claims and promotional activities involving data presentations. Failure to comply with FDA requirements can have negative consequences, including for cause inspections; warning or untitled letters from the FDA, including demands for correction or removal of noncomplying product; adverse publicity; mandated corrective advertising or communications with doctors; and civil or criminal penalties. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses.

We rely, and expect to continue to rely, on third-parties for the production of clinical and commercial quantities of our product candidates. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of comprehensive records and documentation. We are required by law to establish  adequate oversight and control over raw materials, components and finished products furnished by our third-party manufacturers, which we establish by contract, supplier qualification and periodic audits, but unforeseen circumstances could affect our third-party manufacturers’ compliance with applicable regulations and standards. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are also required to register their establishments and list any products made there with the FDA and comply with related requirements in certain states, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of penalties for failure to comply with the terms of the consent decree, audits conducted by outside experts, extensive reporting requirements,  and possible withdrawal of the product from the market. Historically, the minimum term of an FDA consent decree has been five years, and violation of consent decree terms results in the extension of the consent decree term.

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

On July 9, 2012, the Food and Drug Administration Safety and Innovation Act, among other things, renewed the drug user fee program, expanded the FDA’s inspection records access and required manufacturers to establish appropriate oversight and controls over their suppliers and the supply chain, including raw material suppliers and contract manufacturers, as a part of cGMP compliance. On November 27, 2013, the Drug Quality and Security Act, which included the Drug Supply Chain Security Act, was enacted to, among other things, build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. Requirements for the tracing of products through the pharmaceutical distribution supply chain took effect on January 1, 2015 for manufacturers and building internal systems to ensure compliance with this law will require dedication of resources. In addition, this law requires engaging in transactions only with authorized trading partners and can limit the pool of available trading partners.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted by the FDA, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. Biologic products that are subject to the PHSA are not eligible for pediatric exclusivity under the FDCA.

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

There is also currently substantial uncertainty as to how certain terms of the BPCIA will be interpreted by the Courts, which may affect the timing of the entry of a biosimilar or interchangeable product to market, and the required notice that the owner of the reference product exclusivity must be given by the owner of the application of a biosimilar or interchangeable product.  Should the courts resolve the interpretation issues in favor of the biosimilar or interchangeable product applicants, the BPCIA may offer more limited exclusivity to the reference product than currently believed.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General and the Office of Civil Rights), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, state attorney generals and state and local governments.  For example, sales, marketing and scientific/educational grant programs must comply with the federal Antikickback Statute, the federal False Claims Act, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, the Veterans Health Care Act of 1992, and the federal Antikickback Statute, each as amended.  If products are made available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain pharmaceutical products at a reduced price to four federal agencies including the United States Department of Veterans Affairs, the United States Department of Defense, the Coast Guard, the Public Health Service and certain private Public Health Service designated entities (including the Indian Health Service) in order for reimbursement to be available for our product under Medicare and Medicaid.  FSS pricing to these four agencies must be equal to or less than the federal ceiling price (“FCP”), which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price for the prior fiscal year.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. In addition, in August 2013, the federal Physician Payment Sunshine Act took effect and requires annual reporting by prescription drug manufacturers of certain payments and transfers of value made to physicians and teaching hospitals.  Post-approval of any of our product candidates, we will need to ensure compliance with annual tracking and reporting of these payments and transfers of value to CMS.

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

Manufacturing

We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. For past investigator sponsored studies, all drug substance and drug product for SL-401 and SL-701 was manufactured at academic and contract manufacturing organizations, or CMO, facilities, as directed by our academic collaborators. We have now developed manufacturing processes that are suitable for full-scale cGMP manufacturing.  Additionally, we have qualified FDA-audited third-party CMOs to produce sufficient quantities of SL-401 and SL-701 drug substance and drug product of suitable quality for our contemplated corporate sponsored clinical trials and potential commercialization. Our manufacturing programs are being managed with oversight by our manufacturing team, which is comprised of full-time employees and consultants with experience in manufacturing pharmaceutical drug substance and drug products.

SL-401 Manufacturing and Supply

SL-401 is a recombinant protein generated from an antibiotic-resistance driven DNA-based plasmid vector and manufactured by bacterial fermentation in E. Coli. For past investigator sponsored studies, SL-401 was manufactured at Wake Forest University. We have optimized the protein expression, generated cGMP master and working cell banks, and developed the fermentation and purification steps of our manufacturing process to be suitable for scale-up in standard manufacturing equipment. This technology has been transferred to a third-party CMO with expertise in bacterial fermentation, which has further optimized and scaled-up the process in their cGMP production suite. The SL-401 drug substance has now met standard industry quality specifications and is adequate to support our planned corporate sponsored clinical trials. The drug product formulation and manufacturing process has been transferred to a third-party CMO with expertise in sterile product manufacture for clinical and commercial supply, and they have successfully produced drug product meeting all cGMP requirements for use in clinical studies.

SL-701 Manufacturing and Supply

SL-701 is an immunotherapy that is comprised of several short synthetic peptides. Each of the component peptides of SL-701 is manufactured individually by solid-phase synthesis and all have been prepared to acceptable quality specifications in cGMP manufacturing equipment by our third-party CMO. The manufacturing scale and product quality is adequate to supply our planned corporate sponsored clinical studies. We have also developed a stable formulation that combines the individual peptides in a single sterile solution to generate SL-701 drug product. This manufacturing process was transferred to a third-party CMO with expertise in sterile product manufacture. This CMO has produced multiple cGMP drug product batches of sufficient quality and quantity to supply our corporate sponsored clinical trials.

Sales and Marketing

We believe that the infrastructure required to commercialize oncology products is relatively limited, which may make it cost-effective for us to internally develop a marketing and sales force. If SL-401 and SL-701 are approved by the FDA and other regulatory authorities, we plan to potentially build the infrastructure to commercialize these products in North America and Europe ourselves. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous.

The commercial infrastructure of specialty oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group, and distribution support. Additional capabilities important to the oncology marketplace include the management of key accounts, such as managed care organizations, group-purchasing organizations, specialty pharmacies, oncology group networks, and government accounts. As SL-401 and SL-701 are being developed for orphan indications with a relatively small number of treating physicians, we anticipate that a reduced infrastructure, including a small, targeted sales force, will be sufficient to support our sales and marketing objectives. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments including some prior to product approval to prepare for the commercial launch of an approved product, including preparation of marketing and sales training materials in compliance with legal and regulatory requirements.

We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products.

Research and Development

Company sponsored research and development expenses totaled $21.2 million in 2014, $16.2 million in 2013 and $3.4 million in 2012.  “Research and development expenses” consist of costs associated with the development of our product candidates and our platform technology, which include: clinical trial costs, CMC-related costs, nonclinical costs, employee related expenses, external research and development expenses, license fees and milestone payments related to in-licensed products and technology, and facilities, depreciation and other allocated expenses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of March 12, 2015, we had 22 full-time employees, 6 of whom hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

We are heavily dependent on the success of our product candidates, SL-401 and SL-701, and we cannot provide any assurance that any of our product candidates will be approved or commercialized.

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

Before we generate any revenues from product sales, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the FDA, qualify a third-party contract manufacturing organization, or CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have not submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for trial initiation or marketing. Further, the FDA may not agree with our interpretation of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Clinical testing is expensive and can take a substantial amount of time to complete. Its outcome is inherently uncertain. In addition, failure can occur at any time during clinical development, including after significant resources have been invested. We cannot predict whether we will encounter challenges with any of our clinical trials that will cause us or regulatory authorities to delay, suspend or terminate those trials.

Clinical trials can be delayed or halted for many reasons, including:

•                  delays or failure reaching agreement on acceptable terms with prospective contract manufacturing organizations, or CMOs, contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly depending on the circumstances;

•                  failure of our third-party contractors, including CROs and CMOs, or our investigators to comply with regulatory requirements or otherwise meet contractual obligations in a timely manner;

•                  delays or failure in obtaining the necessary approvals from regulators, institutional review boards, or IRBs, or scientific review committees, or SRCs, in order to commence our continue a clinical trial or to market our product candidates;

•                  our inability to manufacture, or obtain from third-parties, adequate supply of drug substance, drug product or adjuvant therapies sufficient to complete our preclinical studies and clinical trials;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs, where such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later-stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

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

•                  We plan to treat patients with certain diseases or conditions that have not yet been treated with SL-401. These may include certain myeloproliferative diseases such as mastocytosis, hypereosinophilic syndrome, myelofibrosis, chronic myelomonocytic leukemia, as well as other malignancies including hairy cell leukemia, multiple myeloma, or MM, and early stages of acute myeloid leukemia, or AML. In these instances, we may choose to treat patients at several different doses and multi-cycle dosing regimens to determine the optimal doses and schedules for both near-term and long-term safety and disease control in each indication.

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

Any of the aforementioned, or other, changes could make the timing, including initiation, patient accrual, or results of our clinical trials or other future clinical trials, less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay or suspend completion of our clinical trials, delay or prevent approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical or clinical studies to generate data related to toxicity and other data required to support the submission of an IND or a BLA or an NDA to the FDA or comparable foreign authorities. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design, conduct, or findings of our clinical trials;

•                  the FDA may identify protocol deviations or data quality or integrity concerns with our preclinical or clinical trials;

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, including based on product contraindications, warnings or precautions. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We believe that SL-401 and SL-701 target both tumor bulk and CSCs. However, it is conceivable that SL-401, SL-701 and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial clinical outcome. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer or any other disease or condition.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401 and SL-701, another key element of our strategy is to identify and test additional compounds that target CSCs in a variety of different types of cancer, including SL-501, SL-801, and SL-101. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Any regulatory approvals that we or our potential strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, may contain product contraindications, warnings, or precautions that limit use of our product candidates or may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of our product candidates. In addition, if the FDA approves any of our product candidates, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory compliance requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMP for commercial manufacturing and compliance with cGMP and good clinical practices, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have incurred net losses from operations from our inception through December 31, 2014, of approximately $72.4 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401 and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

We have no significant current source of revenue to sustain our present activities, and we do not expect to generate revenue until, and unless, we obtain approval from the FDA or other regulatory authorities, and we successfully commercialize one or more of our compounds. As the outcome of our ongoing and future clinical trials is highly uncertain, our estimates of clinical trial costs necessary to successfully complete the development and commercialization of our product candidates may differ significantly from our actual costs. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic partnerships and alliances, and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•                  delay, limit, reduce or terminate manufacturing of our product candidates; or

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

We will likely seek to raise additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by an economic downturn, a volatile business environment or an unpredictable and unstable market. If equity and credit markets deteriorate, it may make any necessary equity, debt or other financing more difficult to secure, more costly, more dilutive, and less favorable to existing shareholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

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

•                  build and maintain sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners should our products obtain market approval;

•                  gain market acceptance for our products should they obtain market approval;

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that target CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Dainippon Sumitomo Pharma Co. Ltd., Bionomics Limited and Stem CentRx, Inc.  There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound.  These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. Company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others.  Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401, including Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), CSL Limited, Sunesis Pharmaceuticals, Inc., and Janssen Pharmaceutical Companies of Johnson and Johnson, among others.  There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.).  There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have. In addition, many are farther along in their clinical development programs.  We may not be able to compete unless we successfully:

•                  design and develop products that are superior to other products in the market;

•                  conduct successful preclinical and clinical trials;

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of March 12, 2015, we had 22 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As we seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third-parties to provide these capabilities for us. As our operations expand, we expect that we will need to identify, commence and manage additional relationships with various strategic partners, qualified suppliers, manufacturers and other third-parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our Company

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, clinical study, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•                  decreased demand for our product candidates or products that we may develop;

•                  injury to our reputation;

•                  withdrawal of clinical trial participants and inability to enroll future clinical trial participants;

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

Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third-parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our product candidates. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant legal and regulatory enforcement action.

If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including SL-401 and SL-701, among physicians and other healthcare providers, patients, third-party payors and, in the cancer market, acceptance by the operators of major cancer clinics.

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

•                  acceptance by physicians, operators of major cancer clinics and patients of our products as a safe and effective treatment;

•                  the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•                  the potential and perceived advantages of our products over alternative treatments;

•                  the cost of treatment in relation to alternative treatments;

•                  the availability of adequate reimbursement and pricing by third-parties and government authorities;

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

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. The Supreme Court upheld the ACA in the main challenge to the constitutionality of the statute in 2012. A new challenge to the law is currently under review by the Supreme Court with a decision expected in June 2015 that, depending on an outcome we cannot anticipate, could jeopardize access to coverage subsidies to consumers in as many as 34 states and force other changes to the law by a new and expanded majority of Republican ACA opponents in both houses of Congress that came to power in January 2015. Proposals to expand the Medicaid drug rebate program to the Medicare Part D program (or to provide authority for the government to negotiate drug prices under the Medicare Part D program) are likely to be presented to Congress in 2015 by the current Administration, but are unlikely to be implemented by the new Republican Congress. In general, we cannot predict the impact that the ACA or any other legislative or regulatory proposals will have on our business. Regardless of whether or not the ACA is changed or modified by Congress or the Supreme Court, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

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

We believe that if any of our product candidates, such as SL-401 or SL-701, were to receive marketing approval by the FDA as a biological product under a BLA, such an approved product(s) should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

Risks Related to Our Dependence on Third-Parties

Third-parties have conducted initial clinical trials of our product candidates in the past, and our ability to influence the design and conduct of such trials was limited. Our current and future corporate-sponsored trials will also require us to rely on various third-parties. Any failure by a third-party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products.

Since April 2014, we have opened two corporate sponsored investigational new drugs, or INDs, with the FDA and have initiated three corporate-sponsored clinical trials. Prior to this, we had not sponsored any INDs or any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third-parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

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

We rely on, and expect to continue to rely on, third-parties to monitor, support, conduct and/or oversee clinical trials of our product candidates and, in some cases, to maintain regulatory files for our product candidates. If we are not able to maintain or secure agreements with such third-parties on acceptable terms to monitor, support, conduct and/or oversee these clinical trials, if these third-parties do not perform their services as required, or if these third-parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

Prior to 2014, we relied on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves.  In our ongoing corporate sponsored trials of SL-401 and SL-701, we have continued to engage various third-parties. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize products.

We may seek to enter into strategic partnerships in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of our products in territories outside the United States. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third-parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

We rely on third-party manufacturers to produce and supply our clinical and preclinical product candidates and we intend to rely on third-party manufacturers to produce commercial supplies of any approved products. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to initiate or complete our clinical trials, commercialize our products or continue to sell any products we commercialize.

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party contract manufacturing organizations, or CMOs, to produce SL-401 and SL-701 in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401 or SL-701 or may be delayed in doing so.

We also expect to rely upon third-parties to produce drug product required for the clinical trials and commercialization of our other product candidates, possibly including SL-101, SL-801 and SL-501. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them.

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

We are working with our contract manufacturers to optimize the manufacturing processes for SL-401 and SL-701 drug substance and drug product so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and ultimate commercialization. Our manufacturers may not be able to adequately demonstrate that an optimized product candidate is comparable to a previously manufactured product candidate which could cause significant delays and increased costs to our programs.  In addition, our manufacturers may not be able to control batch to batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third-parties with whom we currently work may need to increase their scale of production and/or we will need to secure additional suppliers.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. For each of our product candidates we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturer shortages or supply shortages of their vendors.  We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA approval of the new manufacturer may also be required.  The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

To the extent we elect to enter into licensing or collaboration agreements to partner our product candidates, our dependence on such relationships may adversely affect our business.

Our global commercialization strategy for certain of our product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of these product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing to collaborate under the terms provided is not in our best interest, and we may terminate such collaboration. Our collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized.

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

Claims that StemScreen, our product candidates or the sale or use of our products infringe the patent rights of third-parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our product candidates, the use of our product candidates, or our platform technology, StemScreen, do not infringe third-party patents. Third-parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third-parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third-parties could also adversely affect our business. For example, we are aware of a third-party European patent directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third-party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, which could result in us having to cease commercialization of our products and subject us to money damages in such territories.

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

In order to avoid or settle potential claims with respect to any patent rights of third-parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or any future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing one or more of our product candidates, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Patent litigation could also expose us to significant monetary damages. This could harm our business significantly.

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

If third-parties successfully assert intellectual property rights against us, we might be barred from using certain aspects of our platform technology, or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner, in order to continue our research and development programs or to market our product(s). It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize certain products, or both.

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

We believe that an important factor in our competitive position relative to other companies in the field of targeted oncology therapeutics is our proprietary innovative platform technology, StemScreen. We believe that this platform is useful for identifying new potential product candidates. We have pending U.S. and Canadian patent applications for StemScreen, however, there is no guarantee that any of such pending patent applications will result in issued patents, and, even if patents eventually issue, there is no certainty that the issued claims will have adequate scope to preserve our competitive position. In addition, by practicing our technology in jurisdictions where we do not have patent protection, third-parties could substantially weaken our competitive position in oncology research and development.

Confidentiality agreements with employees and third-parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

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

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $10.00 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•                  results from or delays of clinical trials of our product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•                  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•                  our dependence on third-parties, including clinical research organizations and contract manufacturing organizations, trial sites, clinical trial sponsors and clinical investigators;

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 31% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

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

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$31.48	$18.04
Second Quarter	21.28	12.10
Third Quarter	15.87	10.50
Fourth Quarter	17.69	11.00

Holders

The number of record holders of our common stock as of March 13, 2015, was 94.  This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Options	1,643,532	$8.64	1,172,264
Restricted stock	283,446	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	1,926,978	—	1,172,264

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from January 28, 2013 through December 31, 2014, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market.  The graph assumes an investment of $100 on January 28, 2013, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN*

Among Stemline Therapeutics, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

* $100 invested on January 28, 2013 in stock or index, including reinvestment of dividends.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010

Statement of operations data:
Grant Revenue	$335,287	$71,000	$—	$—	$—
Operating expenses:
Research and development	$21,240,599	$16,178,744	$3,376,962	$1,629,026	$1,329,509
General and administrative	8,084,580	7,871,719	3,090,611	1,088,028	930,331
Total operating expenses	29,325,179	24,050,463	6,467,573	2,717,054	2,259,840
Loss from operations	(28,989,892)	(23,979,463)	(6,467,573)	(2,717,054)	(2,259,840)
Other income:	3,607	280,687	301,684	46,673	484,905
Other expense	—	—	(35)	(9,670)	—
Interest expense	—	(516,871)	(118,765)	(98,643)	(69,493)
Interest income	156,310	19,136	9,907	24,068	43,045
Net loss	$(28,829,975)	$(24,196,511)	$(6,274,782)	$(2,754,626)	$(1,801,383)
Less: accretion of preferred stock dividends	—	—	—	—	(239,720)
Add: discount on redemption of preferred stock	—	—	—	—	12,171,765
Net (loss) / income attributable to common stockholders	$(28,829,975)	$(24,196,511)	$(6,274,782)	$(2,754,626)	$10,130,662
Net (loss) / income attributable to common stockholders per common share:
Basic	$(2.23)	$(2.35)	$(1.82)	$(0.80)	$3.07
Diluted	$(2.23)	$(2.35)	$(1.82)	$(0.80)	$2.81
Weighted average number of common shares:
Basic	12,936,741	10,317,351	3,441,995	3,441,995	3,298,793
Diluted	12,936,741	10,317,351	3,441,995	3,441,995	3,607,030

	As of December 31,
	2014	2013	2012	2011	2010

Balance sheet data:
Cash and cash equivalents	$25,007,217	$44,200,420	$2,025,338	$5,829,886	$7,226,366
Total assets	$60,494,992	$85,281,196	$5,029,611	$6,453,096	$7,502,912
Long-term liabilities	$607,999	$643,000	$2,037,296	$1,665,346	$1,017,033
(Deficit)/earnings	$(60,195,741)	$(31,365,766)	$(7,169,255)	$(894,473)	$1,860,153
Total stockholders’ (deficit)/equity	$55,413,151	$79,624,388	$(2,508,420)	$3,205,340	$5,851,561

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical stage product candidates, SL-401 and SL-701, as well as a pipeline of preclinical candidates that includes SL-801 and SL-501.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk of a variety of hematologic cancers. In July 2014, we opened a corporate sponsored IND with the FDA. Three multicenter clinical trials with SL-401 are currently open in the following indications: 1) blastic plasmacytoid dendritic cell neoplasm (BPDCN) and relapsed/refractory acute myeloid leukemia (AML), the BPDCN portion of which we have designed to serve as a potential registration trial; 2) AML patients in first complete remission (CR) with minimal residual disease (MRD); and 3) four types of advanced high-risk myeloproliferative neoplasms (MPN), including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia. Additional SL-401 studies are currently planned in other indications including myeloma and certain other lymphomas and leukemias.

SL-701 is an enhanced immunotherapy designed to activate the immune system to attack tumors. SL-701 is currently being developed as a single agent in adult patients with second-line glioblastoma multiforme, or GBM. In April 2014, we opened a corporate sponsored IND with the FDA. A multicenter, open-label clinical trial with SL-701 is currently accruing patients with the expectation to enroll approximately 80-100 patients. Previously, an earlier version of the therapy demonstrated clinical activity, including tumor shrinkages, disease stabilizations, and an overall survival signal compared to historical data, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers.

We plan to advance our preclinical pipeline of product candidates which includes SL-801. SL-801 is a novel oral small molecule reversible inhibitor of nuclear transport, targeting Exportin-1, or XPO1. We intend to submit an IND for SL-801 and advance this compound into Phase 1disease-directed proof-of-concept studies in both solid and hematologic cancers.

We have devoted substantially all of our resources to developing our product candidates and our platform technology, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through December 31, 2014, we have received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.  The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.  Subsequent to December 31, 2014 during the first quarter of 2015, we received additional net cash proceeds of $64.1 million from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net loss from operations was $28.8 million for the year ended December 31, 2014, $24.2 million for the year ended December 31, 2013 and $6.3 million for the year ended December 31, 2012. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $1.5 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.3 million and $0.1 million during 2014 and 2013, respectively. In the future, we may generate revenue from product sales.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
SL-401	$9,171,431	$4,880,863	$1,628,219
SL-701	3,940,840	1,296,720	126,219
Personnel expenses	7,286,339	7,497,951	1,482,888
Other expenses	841,989	2,503,210	139,636

Total research and development expenses	$21,240,599	$16,178,744	$3,376,962

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

•                  external research and development expenses incurred under arrangements with third-parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, academic institutions, and consultants;

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds, we expect interest income to be minimal in future quarters.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses, or NOL, carry-forwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2014, 2013 and 2012, our deferred tax assets had full valuation allowances on them as we did not have sufficient positive evidence to recognize such deferred tax assets.

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

As of December 31, 2014, we had U.S. federal net operating loss carryforwards of $55.6 million (of which $14.9 million will result in a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises) and research and development credits of $7.0 million which expire in 2024 through 2034.

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

Revenue Recognition

We have not yet generated any revenue from product sales. Our sole source of revenue is grant revenue related to $1.5 million of research grants received to date from the Leukemia and Lymphoma Society.  Grant payments received prior to our performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Research and development expense.  Research and development expense was $21.2 million for the year ended December 31, 2014, compared with $16.2 million for the year ended December 31, 2013, an increase of $5.0 million.  The higher costs were primarily attributable to the ramp up in clinical and manufacturing development activities for our SL-401 and SL-701 compounds.  The increase in research and development costs associated with SL-401 and SL-701 is primarily driven by higher expenses for CRO services of $4.0 million and $1.2 million in additional costs relating to the manufacturing of SL-401 drug product. As we continue to ramp up our clinical trial activities for SL-401 and SL-701 during 2015, we expect that our research and development expenses will increase compared to prior periods.  We expect this increase in costs will continue for the foreseeable future.

General and administrative expense.  General and administrative expenses were $8.1 million for the year ended December 31, 2014, compared with $7.9 million for the year ended December 31, 2013, an increase of $0.2 million.  The higher expense was driven by an increase in rent, outside legal and audit fees totaling $0.7 million to support the increased governance responsibility of a public company, partially offset by a reduction in financial consulting expenses of $0.6 million.

Interest income.  Interest income was $0.2 million for the year ended December 31, 2014, compared with $19,136 for the year ended December 31, 2013.  The increase in income of $0.2 million is due to the interest earned from our investments in U.S. Treasury and Agency securities and related money market funds.

Interest expense.  Interest expense was $0 for the year ended December 31, 2014, compared with $0.5 million for the year ended December 31, 2013.  The decrease in expense of $0.5 million is due to the conversion of our 2.45% convertible notes to common stock in April 2013.

Other income.  Other income was $3,607 for the year ended December 31, 2014 and $0.3 million for the year ended December 31, 2013.  This income in 2013 was primarily related to the research and development credit refund received from the City of New York.

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

Since inception and through December 31, 2014, we received net proceeds of $101.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes.  In addition, on January 8, 2015, we completed a follow-on public offering (the “Secondary Offering”), selling 3,800,000 shares at an offering price of $15.75 per share. On February 10, 2015, the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share. Aggregate gross proceeds from the Secondary Offering, including the exercise of the over-allotment option, were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

As of December 31, 2014, our cash, cash equivalents and short and long-term investments totaled $58.6 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds, with the balance in commercial bank operating accounts.  We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2014	2013	2012

Net cash used in operating activities	$(25,713,445)	$(16,118,487)	$(4,126,548)
Net cash provided by/ (used) in investing activities	6,384,968	(40,708,687)	—
Net cash provided by financing activities	135,274	99,002,256	322,000
Net increase (decrease) in cash and cash equivalents	$(19,193,203)	$42,175,082	$(3,804,548)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities increased in 2014, 2013 and 2012 was primarily the result of higher research and development expenses as we ramped up our clinical trial preparations for SL-401 and SL-701. The additional research and development costs also included CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash provided by financing activities for 2014 reflects sales and maturities of long-term investments within our U.S. Treasury-related investment portfolio net of re-investments.  The net cash used in investing activities during 2013 resulted primarily from the purchase of long-term U.S. Treasury Agency securities.

Financing activities.  The net cash provided by financing activities for 2014 resulted from the exercise of stock options. The net cash provided by financing activities for 2013 resulted from the net cash proceeds received from our initial public offering in January 2013 and secondary public offering in May 2013. The net cash provided by financing activities for the year ended December 31, 2012 was due to the issuance of $0.4 million of convertible notes.

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  continue the ongoing clinical trials, and initiate the planned clinical trials, of our product candidates, SL-401 and SL-701;

•                  continue the research and development of our other product candidates, including SL-801 and SL-501 and our platform technology;

•                  seek to identify additional product candidates;

•                  acquire or in-license other products and technologies;

•                  seek marketing approvals for our product candidates that successfully complete clinical trials;

•                  establish, either on our own or with strategic partners, a manufacturing, sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•                  maintain, leverage and expand our intellectual property portfolio; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts.

Our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third-parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

•                  our ability to obtain government funding and operational support for our planned clinical trial of SL-701 in our clinical programs;

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•                  our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Expected Cash Requirements for Contractual Obligations

The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2014:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations (1)	$911,250	$607,500	$303,750	$—	$—
Investigator initiated clinical trials (2)	1,601,930	391,000	731,000	479,930	—
Clinical trial CRO obligations (3)	21,570,814	8,782,729	10,671,747	2,116,338	—
Bioprocessing Contract (4)	1,482,779	1,482,779	—	—	—
License agreements (5)	4,455,859	1,045,040	1,998,746	1,108,173	303,900
Total	$30,022,632	$12,309,048	$13,705,243	$3,704,441	$303,900

(1)         Operating lease obligations reflects our lease agreement with respect to our corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625.  The term of this lease agreement is 36 months and it expires on June 29, 2016.

(2)         Reflects our investigator initiated clinical trial agreement with a leading research hospital relating to SL-701 and other health institutions relating to SL-401.

(3)         We have agreements in place with three contract research organizations (CRO’s) to facilitate research, clinical and data management services in connection with our two clinical-stage product candidates, SL-401 and SL-701.

(4)         In February 2013, we entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract.  We have subsequently entered into additional contract work orders with this vendor for services under this contract amounting to a cost of $4.3 million. These services are expected to be performed throughout 2015.

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

•                  Under an exclusive patent and non-exclusive know-how license agreement with the Cambridge University Technical Services Limited, related to our StemScreen platform technology, we are required to make milestone payments upon specified regulatory events and pay royalties on sales of licensed products.

•                  On December 26, 2014, we entered into a license agreement with CanBas, Ltd. for SL-801. SL-801 is a small molecule, reversible inhibitor of XPO1. Under the terms of the agreement, CanBas has granted us an exclusive, royalty-bearing, worldwide (excluding Japan, Korea, China and Taiwan) license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, and any products containing or comprising such compound in finished dosage pharmaceutical form, for the treatment of any disease or condition in humans.  We are required to make milestone payments upon the achievement of various clinical development, regulatory and commercial milestones.  Additionally, we are required to pay tiered royalties on net sales of licensed products.

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

Tax Loss Carryforwards

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $55.6 million, which are available to reduce future taxable income. We also had federal tax credits of approximately $7.0 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2034. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2014, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

Amendment to 2012 Equity Incentive Plan and Amended and Restated 2004 Employee, Director and Consultant Stock Plan

On March 13, 2015, the Board of Directors approved an amendment to the Company’s 2012 Equity Incentive Plan and the Company’s Amended and Restated 2004 Employee, Director and Consultant Stock Plan to provide that, in the event of a change in control of the Company, unless otherwise provided in the applicable award agreement or separate agreement with a participant governing an award:

(A)       If awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control in a manner approved by the Compensation Committee or the Board of Directors, then:

(i) all time-based vesting requirements on outstanding awards will be deemed to have been satisfied and vested in full, and

(ii) all performance-based vesting requirements on outstanding awards will be deemed to have been satisfied at the “target” level and vested pro rata based upon the length of time within the performance period that has elapsed prior to the change in control.

(B)       If awards are assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, but if within two years after the effective date of the change in control a participant’s employment is terminated without cause or the participant resigns for good reason, then:

(i) all time-based vesting requirements on outstanding awards will be deemed to have been satisfied and vested in full, and

(ii) all performance-based vesting requirements on outstanding awards will be deemed to have been satisfied at the “target” level and vested pro rata based upon the length of time within the performance period that has elapsed prior to the termination of employment.

In either case, awards other than options or stock appreciation rights will pay out within sixty days following the change in control or the termination of employment, as the case may be, unless a later date is required under the plan in connection with Section 409A of the Internal Revenue Code, and any options or stock appreciation rights will thereafter continue or lapse in accordance with the other provisions of the plan and the applicable award agreement.

Copies of the plan amendments are filed as Exhibits 10.31 and 10.32 hereto and are incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $58.6 million as of December 31, 2014, $84.4 million as of December 31, 2013 and $2.0 million as of December 31, 2012, consisting of cash, U. S. Treasury and Agency securities and Treasury-related money market funds.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2014, 2013 and 2012, all of our liabilities were denominated in our functional currency.

Item 8.  Financial Statements and Supplementary Data

Our financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders.

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

Exhibit No.	Description
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

Exhibit No.	Description
10.21*	Offer Letter between the Company and Eric L. Dobmeier, dated April 25, 2012, filed as Exhibit 10.21 to Form S-1/A filed on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.22*	Offer Letter between the Company and J. Kevin Buchi, dated March 2, 2012, filed as Exhibit 10.22 to Form S-1/A filed on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.23*	Offer Letter between the Company and Kenneth Zuerblis, dated March 8, 2012, filed as Exhibit 10.23 to Form S-1/A filed on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

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

10.28*	Offer Letter between the Company and Stephen P. Hall, dated October 1, 2012, filed as Exhibit 10.28 to Form S-1/A on January 8, 2013 (File No. 333-180515) and incorporated herein by reference.

10.29*	Employment Agreement between the Company and David G. Gionco, dated January 16, 2014, filed as Exhibit 10.1 to Form 8-K on January 23, 2014 (File No. 001-35619) and incorporated herein by reference.

10.30**	License Agreement by and between Stemline Therapeutics, Inc. and the CanBas Co., Ltd, dated December 26, 2014.

10.31*	Amendment No.1 to the 2012 Equity Incentive Plan, adopted March 13, 2015.

10.32*	Amendment No.1 to the Amended and Restated 2004 Employee, Director and Consultant Stock Plan, adopted March 13, 2015.

21.1	List of subsidiaries of Stemline Therapeutics, Inc.

23.1	Consent of Ernst & Young, LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

† Confidential treatment has been granted with respect to the omitted portions of this exhibit.  Confidential materials omitted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan, contract or agreement.

**CONFIDENTIAL TREATMENT REQUESTED. Confidential portions of this document have been redacted and have been separately filed with the Commission.

STEMLINE THERAPEUTICS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stemline Therapeutics, Inc.

We have audited the accompanying balance sheets of Stemline Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stemline Therapeutics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 16, 2015

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$25,007,217	$44,200,420
Short-term investments	28,976,147	—
Related party receivable	—	199,615
Prepaid expenses and other current assets	1,636,808	292,916
Total current assets	55,620,172	44,692,951
Furniture and fixtures, net	230,000	383,333
Long-term investments	4,644,820	40,204,912
Total assets	$60,494,992	$85,281,196
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,473,842	$5,013,808
Total current liabilities	4,473,842	5,013,808
Deferred grant revenue	607,999	643,000
Total liabilities	5,081,841	5,656,808
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at December 31, 2014 and 2013. 13,285,232 shares issued and outstanding at December 31, 2014 and 13,114,306 shares issued and outstanding at December 31, 2013	1,329	1,310
Additional paid-in capital	115,604,563	111,032,619
Accumulated other comprehensive income (loss)	3,000	(43,775)
Accumulated deficit	(60,195,741)	(31,365,766)
Total stockholders’ equity (deficit)	55,413,151	79,624,388
Total liabilities and stockholders’ equity (deficit)	$60,494,992	$85,281,196

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

	Year Ended December 31,
	2014	2013	2012

Revenues:
Grant revenue	$335,287	$71,000	$—
Operating expenses:
Research and development	21,240,599	16,178,744	3,376,962
General and administrative	8,084,580	7,871,719	3,090,611
Total operating expenses	29,325,179	24,050,463	6,467,573
Loss from operations	(28,989,892)	(23,979,463)	(6,467,573)
Other income	3,607	280,687	301,684
Other expense	—	—	(35)
Interest expense	—	(516,871)	(118,765)
Interest income	156,310	19,136	9,907
Net loss	$(28,829,975)	$(24,196,511)	$(6,274,782)
Net loss per common share:
Basic and Diluted	$(2.23)	$(2.35)	$(1.82)
Weighted-average shares outstanding:
Basic and Diluted	12,936,741	10,317,351	3,441,995

See accompanying notes.

Stemline Therapeutics, Inc.

Statements of Comprehensive Loss

	Year Ended December 31
	2014	2013	2012

Net loss	$(28,829,975)	$(24,196,511)	$(6,274,782)
Other comprehensive loss:
Unrealized gain (loss) on investments	50,287	(43,775)	—
Reclassification adjustment for gain on investments included in net loss	(3,512)	—	—
Other comprehensive gain (loss)	46,775	(43,775)	—
Comprehensive loss	$(28,783,200)	$(24,240,286)	$(6,274,782)

Stemline Therapeutics, Inc.

Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Capital	Capital	Loss	(Deficit)	Equity (Deficit)
Balance, December 31, 2011	3,441,995	344	4,099,469	—	(894,473)	3,205,340
Stock-based compensation	—	—	561,022	—	—	561,022
Restricted stock grants	34,506	3	(3)	—	—	—
Net loss	—	—	—	—	(6,274,782)	(6,274,782)
Balance, December 31, 2012	3,476,501	347	4,660,488	—	(7,169,255)	(2,508,420)
Issuance of common stock for cash in connection with initial and secondary public offerings, net of issuance costs	8,573,911	857	97,707,649	—	—	97,708,506
Restricted stock grants	304,528	30	(30)	—	—	—
Forfeiture of restricted stock grants	(43,982)	(4)	4	—	—	—
Stock-based compensation	—	—	4,847,086	—	—	4,847,086
Issuance of common stock in connection with the exercise of stock options	550,801	56	1,293,694	—	—	1,293,750
Issuance of common stock in connection with the conversion of convertible notes	252,547	24	2,101,080	—	—	2,101,104
Beneficial conversion related to interest expense	—	—	422,648	—	—	422,648
Net loss	—	—	—	—	(24,196,511)	(24,196,511)
Change in unrealized gain (loss) on available for sale securities	—	—	—	(43,775)	—	(43,775)
Balance, December 31, 2013	13,114,306	$1,310	$111,032,619	$(43,775)	$(31,365,766)	$79,624,388
Restricted stock grants	138,663	16	(16)	—	—	—
Forfeiture of restricted stock grants	(777)	(0)	0	—	—	—
Stock-based compensation	—	—	4,436,689	—	—	4,436,689
Issuance of common stock in connection with the exercise of stock options	33,040	3	135,271	—	—	135,274
Net loss	—	—	—	—	(28,829,975)	(28,829,975)
Change in unrealized gain (loss) on available for sale securities	—	—	—	46,775	—	46,775
Balance, December 31, 2014	13,285,232	$1,329	$115,604,563	$3,000	$(60,195,741)	$55,413,151

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(28,829,975)	$(24,196,511)	$(6,274,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153,333	76,667	—
Stock-based compensation expense	4,436,689	4,847,086	561,022
Amortization of premium paid on marketable securities	249,264	—	—
Net gain on sale of marketable securities	(3,512)	—	—
Non-cash interest expense	—	94,223	118,765
Mark-to-market of put option liability	—	(30,415)	(68,815)
Beneficial conversion of convertible interest	—	422,648	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,343,892)	6,173	(75,879)
Related party receivable	199,615	(199,615)	—
Accounts payable and accrued expenses	(539,966)	2,218,257	1,613,141
Deferred grant revenue	(35,001)	643,000	—
Net cash used in operating activities	(25,713,445)	(16,118,487)	(4,126,548)
Cash flows from investing activities
Purchase of furniture and fixtures	—	(460,000)	—
Purchase of marketable securities	(16,246,878)	(40,248,687)	—
Sale and maturities of marketable securities	22,631,846	—	—
Net cash used in investing activities	6,384,968	(40,708,687)	—
Cash flows from financing activities
Proceeds from issuance of common stock, net	—	97,708,506	—
Proceeds from exercise of stock options	135,274	1,293,750	—
Proceeds from issuance of convertible notes	—	—	322,000
Net cash provided by financing activities	135,274	99,002,256	322,000
Net increase (decrease) in cash and cash equivalents	(19,193,203)	42,175,082	(3,804,548)
Cash and cash equivalents at beginning of period	44,200,420	2,025,338	5,829,886
Cash and cash equivalents at end of period	$25,007,217	$44,200,420	$2,025,338
Supplementary Information
Other information:
Income tax paid	—	—	—
Interest paid	—	—	—

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Stemline Therapeutics, Inc. has incurred losses from operations since inception of $72.4 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates.  In particular, it has expended and will continue to expend substantial resources for the foreseeable future developing its clinical candidates, SL-401 and SL-701, as well as its preclinical product candidates and drug discovery and acquisition efforts.  These expenditures will include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.  The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials.  As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future.

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

Secondary Public Offerings

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the US (US GAAP) requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period.  Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. At December 31, 2014 and 2013, cash equivalents consist of deposits in financial institutions. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents. The Company invests its excess cash in major U.S. banks and financial institutions, and its deposits, at times, exceed federally insured limits. The Company has not experienced any losses from credit risks.

Investments

The Company’s investments are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity (deficit) and are not reflected in the statements of operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary (“OTT”). The cost of investments classified as available-for-sale are adjusted for the amortization of premiums and accretion of discounts to maturity and recorded in other expense and other income, respectively. Realized gains and losses, if any, are determined using the specific identification method and are included in other income and other expense, respectively. Investments with original maturities beyond 90 days at the date of purchase and which mature at, or less than twelve months from, the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term.

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued liabilities. Cash and cash equivalents, and long-term investments are carried at fair value (see Note 6). Financial instruments including other current assets, accounts payable and accrued liabilities are carried at cost, which approximate fair value given their short-term nature.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2014 and 2013 the Company did not realize any investment losses due to OTT declines in fair value.

Furniture and Fixtures

Furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which is three years, using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, (the Company’s furniture and fixtures), for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company purchased fixed assets during 2013. For the years ended December 31, 2014 and 2013 the Company did not realize any impairment losses.

Grant Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s sole source of revenue is grant revenue related to a $1.0 million research grant received from the Leukemia and Lymphoma Society in October 2013 and an additional $0.5 million that was received during the fourth quarter of 2014 based upon an additional milestone achieved.  This research grant was awarded to the Company to support funding some of the costs for the upcoming SL-401 clinical trials.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred. The Company has recognized approximately $0.3 million and $0.1 million of revenue related to the Leukemia and Lymphoma Society grant for the years ended December 31, 2014 and 2013, respectively, which reflect twelve months and three months of revenue recognized, respectively, on a straight line basis, based on the Company’s best estimates of the timing of work to be performed and qualifying costs incurred.

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

Research and Development Costs

Research and development costs are comprised primarily of costs for personnel, including salaries and benefits; clinical studies adminstered by third parties and managed by Stemline personnel; materials and supplies to support the Company’s clinical programs; contracted research; manufacturing; related consulting arrangements; costs related to upfront and milestone payments under license agreements; and other expenses incurred to sustain the Company’s overall research and development programs. Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when activities have been performed or when the goods have been received.

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

Recent Accounting Pronouncements

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

In June 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation.  This ASU’s objective is to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements for development stage entities.  The Company has previously met the conditions of being a development stage entity and has provided the appropriate disclosures within the financial statements, including inception to date financial reporting.  As a result of this ASU, all incremental reporting requirements for development stage entities including inception to date financial reporting will no longer be required to be disclosed in financial statements.  The effective date of this ASU is for annual reporting periods beginning after December 15, 2014.  However, early adoption is allowed and the Company has early adopted this ASU within the financial statements for 2014, as such, the Company no longer reports inception to date financial information.

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

3. Net Loss Per Common Share

The Company accounts for and discloses net loss per share using the treasury stock method.  Net loss per common share, or basic loss per share, is computed by dividing net loss by the weighted-average number of common shares outstanding. Since the Company is in a net loss for all periods presented, diluted net loss per share is not presented since the common stock equivalents would have an anti-dilutive effect on the per share calculation.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Basic and Diluted loss per common share calculation:
Net loss attributable to common shareholders — basic and diluted	$(28,829,975)	$(24,196,511)	$(6,274,782)
Basic and diluted weighted-average common shares	12,936,741	10,317,351	3,441,995
Basic and diluted net loss per share	$(2.23)	$(2.35)	$(1.82)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, outstanding warrants are issued and the conversion of convertible notes. For the years ended 2014, 2013, and 2012, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, outstanding warrants and convertible notes as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, outstanding warrants and convertible notes that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Year Ended December 31
	2014	2013	2012
Unvested restricted stock	283,446	229,250	34,506
Options outstanding	1,643,532	1,228,486	1,819,839
Warrants	99,529	99,529	—
Convertible notes	—	—	252,547
Total	2,026,507	1,557,265	2,106,892

4. Marketable Investments

The following table summarizes the Company’s cash equivalents and available for sale securities:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$23,012,140	$—	$—	$23,012,140

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,863,371	2,338	—	4,865,709
Federal farm credit bank	11,432,340	3,575	(73)	11,435,842
Federal home loan bank	6,859,294	2,381	(567)	6,861,108
Freddie Mac	5,811,405	2,133	(50)	5,813,488
Total Short-term investments	28,966,410	10,427	(690)	28,976,147
Long-term investments:
Fixed-income treasury portfolio:
Federal farm credit bank	1,000,455	—	(1,126)	999,329
Federal home loan bank	2,250,965	—	(3,426)	2,247,539
Freddie Mac	1,400,136	—	(2,184)	1,397,952
Total Long-term investments	4,651,556	—	(6,736)	4,644,820

Total	$56,630,106	$10,427	$(7,426)	$56,633,107

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$41,441,975	$—	$—	$41,441,975

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,961,941	—	(6,982)	4,954,959
Federal farm credit bank	11,476,874	—	(13,701)	11,463,173
Federal home loan bank	13,789,246	—	(14,752)	13,774,494
Freddie Mac	10,020,626	—	(8,340)	10,012,286
Total Long-term investments	40,248,687	—	(43,775)	40,204,912

Total	$81,690,662	$—	$(43,775)	$81,646,887

At December 31, 2014 and December 31, 2013, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at December 31, 2014 and December 31, 2013. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2014.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Prepaid third party vendor costs	$1,483,817	$39,630
Prepaid insurance	46,748	43,321
Deposits	106,243	209,965
Total	$1,636,808	$292,916

6. Furniture and Fixtures

Furniture and fixtures consist of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Office furniture and fixtures	$460,000	$460,000
Less accumulated depreciation	(230,000)	(76,667)
Furniture and fixtures, net	$230,000	$383,333

Depreciation expense was $153,333 and $76,667 for the years ended December 31, 2014 and 2013, respectively.

7. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$25,007,217	$—	$—	$25,007,217
Short-term investments	28,976,147			28,976,147
Long-term investments	4,644,820	—	—	4,644,820
Total assets at fair value	$58,628,184	$—	$—	$58,628,184

	December 31, 2013
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash and cash equivalents	$44,200,420	$—	$—	$44,200,420
Long-term investments	40,204,912	—	—	40,204,912
Total assets at fair value	$84,405,332	$—	$—	$84,405,332

There were no transfers between levels in the fair value hierarchy during any of the periods presented herein.

Level 3 Disclosures

The changes in fair value of the Company’s Level 3 put option liability during the years ended December 31, 2014, December 31, 2013 and December 31, 2012 were as follows:

Level 3
Balance at December 31, 2011	$99,230
Fair value adjustment to put option liability included in other income	(68,815)
Balance at December 31, 2012	30,415
Fair value adjustment to put option liability included in other income	(30,415)
Balance as of December 31, 2013	—
Fair value adjustment to put option liability included in other income	—
Balance as of December 31, 2014	$—

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

For the year ended December 31, 2012, the changes in the fair value of the put option liability resulted from an adjustment to the remaining period to the expected outcome and taking into consideration the July 26, 2012 and November 14, 2012 amendments to the 2.45% convertible note. No other changes in valuation techniques or inputs occurred during the year ended December 31, 2012.

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
Accrued research and development costs	$1,762,997	$1,966,360
Accrued compensation	1,696,728	2,043,704
Short-term portion of deferred revenue	485,714	286,000
Accrued legal	164,389	372,267
Other accrued liabilities	364,014	345,477
Total accounts payable and accrued expenses	$4,473,842	$5,013,808

9. Capital Structure

Common Stock

At the 2013 annual meeting of stockholders held on June 19, 2013, the stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock.  As of December 31, 2014 and 2013, the Company was authorized to issue 33,750,000 shares of common stock.

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

10. Grant Revenue

In October 2013, the Company entered into an award contract (“the Agreement”) with The Leukemia and Lymphoma Society (LLS). LLS is a national voluntary health agency which, among other activities encourages and sponsors research relating to Leukemia, lymphoma, Hodgkin’s disease and myeloma to develop therapies to cure or mitigate these Disease’s. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for the above Diseases and their complications.  Pursuant to the Agreement LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities.  The Company received $1.0 million in October 2013, upon execution of the Agreement and received an additional $0.5 million during the fourth quarter of 2014 based upon an additional milestone achieved.  The Company could receive the additional $2.0 million based on the completion of certain milestone events.  The Company has recognized approximately $0.3 million and $0.1 million of revenue related to the Leukemia and Lymphoma Society grant for the years ended December 31, 2014 and 2013, which reflects twelve months and three months  of revenue recognized, respectively, on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The agreement terminates when there are no longer any payment obligations.

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

As of December 31, 2014, there were 1,172,264 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $4.4 million, $4.8 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2014 generated an income tax deduction of approximately $1.7 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the years ended December 31, 2014, 2013 and 2012.

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Research and development	$2,907,820	$3,301,996	$412,536
General and administrative	1,528,869	1,545,090	148,486
Total	$4,436,689	$4,847,086	$561,022

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

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2014, 2013 and 2012, are as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.97%	2.10%	0.95%
Expected volatility	88.86%	78.23%	78.95%
Dividend yield	—	—	—
Expected life	6.20 years	6.26 years	6.25 years

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

For the years ended December 31, 2014 and 2013 the Company issued 33,040 and 550,801 shares of the Company’s common stock, respectively, upon the exercise of outstanding stock options and received proceeds of approximately $135,274 and $1.3 million, respectively. There were no exercises of stock options for the year ended December 31, 2012. For the years ended December 31, 2014, 2013 and 2012 the Company realized no tax benefit from the exercise of stock options. As of December 31, 2014, there was approximately $5.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company’s stock options outstanding at December 31, 2014, 2013 and 2012 and changes during the years ended December 31, 2014, 2013 and 2012 are presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,233,074	$2.51
Options granted	621,828	3.30
Options exercised	—	—
Options forfeited	(35,063)	3.30
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	159,500	19.08
Options exercised	(550,801)	2.37
Options forfeited	(102,052)	2.71
Outstanding at December 31, 2013	1,326,486	$4.89
Options granted	378,831	21.07
Options exercised	(33,040)	4.09
Options forfeited	(28,745)	4.86
Outstanding at December 31, 2014	1,643,532	$8.64	6.81	$21,840,758
Options exercisable at December 31, 2014	982,641	$4.03	5.70	$16,232,198

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.4 million  and $14.8 million for the years ended December 31, 2014 and 2013, respectively. There were no exercises of stock options for the year ended December 31, 2012.

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

The Company’s non-vested restricted stock at December 31, 2014, 2013 and 2012, and changes during the years ended December 31, 2014, 2013 and 2012 are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	—	$—
Shares granted	34,506	5.97
Shares vested	—	—
Shares forfeited	—	—
Outstanding at December 31, 2012	34,506	$5.97
Shares granted	304,528	18.18
Shares vested	(65,802)	11.53
Shares forfeited	(43,982)	23.35
Outstanding at December 31, 2013	229,250	17.34
Shares granted	138,663	21.90
Shares vested	(83,690)	17.99
Shares forfeited	(777)	25.05
Outstanding at December 31, 2014	283,446	$19.36

For the year ended December 31, 2014, the Company granted 138,663 shares of restricted stock, at a weighted-average grant date fair value of $21.90 per share amounting to approximately $3.0 million in total aggregate fair value. At December 31, 2014, approximately 283,446 shares remained unvested and there was approximately $3.6 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.7 years. The total fair value of restricted stock vested during the year ended December 31, 2014 was approximately $1.5 million. There were no vestings of restricted stock for the year ended 2012.

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

Awards Granted to Non-Employees

The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost that has been charged against operations related to options granted to non-employees was approximately $0.1 million, $0.8 million, and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

12. Income Taxes

The benefit for income taxes consists of the following for the years ended December 31:

	2014	2013	2012
Deferred:
Federal	$(14,047,679)	$(8,861,971)	$(1,775,748)
State and local	(2,520,711)	(2,813,740)	(1,062,155)
	(16,568,390)	(11,675,711)	(2,837,903)
Increase in valuation allowance	16,568,390	11,675,711	2,837,903
Total tax expense	$—	$—	$—

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(8.8)	(11.6)	(11.3)
Permanent items	(14.7)	(2.6)	(0.3)
Change in valuation allowance	57.5	48.2	45.6
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2014	2013
Current deferred tax assets:
Accrued expenses	$1,450,412	$1,259,692
Valuation allowance	(1,450,412)	(1,259,692)
Total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Net operating loss carryforwards	$18,342,986	$16,374,002
Research and Development	13,986,047	644,203
Nonqualified stock compensation	3,255,541	2,188,701
	35,584,574	19,206,906
Valuation allowance	(35,584,574)	(19,206,906)
Total noncurrent deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2014, 2013 and 2012.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2014:

	Amount		Expiration
Federal net operating losses	$55,475,000	(A)	2023-2034
State net operating losses	$55,534,000	(A)	2023-2034
Research and development credits	$7,008,000		2023-2034

(A)       Of which $14,867,000 will be a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises.

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

The Company did not have unrecognized tax benefits as of December 31, 2014 and does not expect this to change significantly over the next twelve months. As of December 31, 2014, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2014 are still subject to examination by major tax jurisdictions.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2014, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

13. Commitments and Contingencies

License Agreements

The Company has entered into research and development agreements with third-parties for the development of oncology products. These agreements require the Company to fund the development of such products and potentially make milestone payments and royalties on net sales in the future based on the Company’s successful development of the products. The timing and the amount of milestone payments in the future are not certain.

Under the Company’s license agreements, the Company could be required to pay up to a total of $109.3 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2014, the Company has paid or accrued $2.4 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

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

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming a mutant peptide of IL-13Rα2, an ingredient of SL-701, (the “UP Agreement”). The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company will be required to pay annual fees, milestones (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), single-digit royalties on net sales, if any, of new products approved utilizing the licensed compounds, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming the use of a peptide of EphA2, which the Company may use in or packaged with proprietary immunotherapies, including SL-701, for the diagnosis, treatment or prevention of diseases and tumors of the brain. The Company paid UP an initial license fee and will be required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a customary single digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company also entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the INDs for the clinical trials relevant to SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products, and UP has granted the Company a right of reference to such INDs for its planned SL-701 clinical trial of pediatric patients with glioma. The Company paid UP an initial license fee, part of which is deferred until March 2013, and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue received from any sublicensees. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

CanBas, Ltd

On December 26, 2014, we entered into a license agreement with CanBas, Ltd. for SL-801. SL-801 is a small molecule, reversible inhibitor of XPO1. Under the terms of the agreement, CanBas has granted us an exclusive, royalty-bearing, worldwide (excluding Japan, Korea, China and Taiwan) license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, for the treatment of any disease or condition in humans.

We are responsible to pay technical advisory fees over the next four years of 430 million Japanese Yen (JPY), in aggregate, only if the clinical development continues over this time period. Additionally, we must pay CanBas tiered royalties based on aggregate net sales, by us or our sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates range from low single digits and are tiered up based on annual net sales. We also must make certain payments to CanBas of up to $86 million upon the achievement of specific clinical development, regulatory and sales-based commercial milestones. We have sublicensing rights under the agreement, subject to our paying to CanBas a standard royalty percentage of the payments we receive from a sublicensee.

The agreement survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We may terminate the license for any or no reason upon 60 days advance written notice to CanBas. If either we or CanBas breach a material obligation under the agreement, and such obligation is not cured within a specified period of time following written notice from the other party, then the non-breaching party may terminate the agreement upon an additional written notice.

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

As part of the agreements discussed above, the Company has committed to make potential future milestone payments to third-parties as part of its licensing agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on its balance sheet for any such contingencies.

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014, the Company entered into new work order agreements with this vendor totaling approximately $3.4 million, with services to be rendered on these agreements through 2015. The Company has received and paid for services during the twelve months ended December 31, 2014 relating to this agreement in the amount of $1.9 million.

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

The Company has agreements in place with three contract research organizations (CRO’s) to facilitate research and clinical and data management services in connection with our two clinical-stage product candidates, SL-401 and SL-701. The Company’s total obligation under these contracts is expected to be approximately $21.6 million through 2018.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625.  The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

2015	$607,500
2016	303,750
2017	—
$911,250

Rent expense charged to operations was approximately $0.6 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. Rent expense is included in general and administrative expenses in the Company’s Statement of Operations.

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

Assignment Agreement with the Company’s Chief Executive Officer

On June 15, 2012, the Company entered into an assignment agreement with Dr. Bergstein, the Company’s Chairman, President and Chief Executive Officer and owner of certain proprietary patent rights and related technology. Pursuant to the assignment agreement, as amended on November 7, 2012, effective immediately prior to the registration statement for the Company’s initial public offering being declared effective by the Securities and Exchange Commission, Dr. Bergstein agrees to assign, sell, transfer and convey to the Company all of his right, title and interest in and to these patent rights and related technology in exchange for $2.0 million in cash or a combination of cash and shares of Company common stock, payable only if, within five years of the date of transfer, the Company either (i) has a change in control, as defined in the assignment agreement, or (ii) achieves a market capitalization of at least $200 million for a prescribed period. Under the terms of the assignment agreement, as amended, 50% of such payment shall be paid in cash and the remaining 50% may be paid in shares of Company common stock, or a combination of cash and common stock, as determined by the Company. If the Company elects to settle payment in shares, the Company will value the shares at the date of issuance. None of the assigned patent rights and related technology has alternative future uses, nor have they reached a stage of technological feasibility. The Company accounted for this transaction as an asset acquisition as it achieved a market capitalization of $200 million for the prescribed period because it did not acquire any processes or activities in addition to the assigned rights and technology. The Company has recorded the entire purchase price to acquire in-process research and development expense for the year ended December 31, 2013. The assignment agreement does not contain any vesting or rescission/refund provisions.

15. Other Income

The components of other income for the years ended December 31, 2014, 2013 and 2012 are as follows:

Other Income:	2014	2013	2012

Mark-to-market valuation adjustment to Put Option	$—	$30,415	$68,615
New York City Biotechnology R&D tax credit	—	249,477	203,806
Other	3,607	795	29,263
Total other income	$3,607	$280,687	$301,684

Other income includes funds from the City of New York for the 2013 and 2012 Biotechnology Tax Credit program. The income from these programs is a reimbursement of expenses directly related to specific qualifying research programs in accordance with the guidelines of the respective tax credit programs and there are no performance or refund obligations. These expenses were incurred in prior periods and therefore the income was recorded when the funds were received. Other income also includes the mark-to-market of the put option liability associated with the issuance of convertible notes.  See Note 6 for further discussion of the Put Option.

16. Subsequent Events

On January 8, 2015, the Company completed a follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share. On February 10, 2015, the underwriters exercised their over-allotment option to purchase an additional 553,877 shares at the offering price of $15.75 per share. Aggregate gross proceeds from the Secondary Offering, including the exercise of the over-allotment option, were $68.6 million, and net cash proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

17. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2014
Net loss attributable to common stockholders	$(8,999,926)	$(6,012,698)	$(6,885,157)	$(6,932,194)
Basic and diluted net loss per common share	$(0.70)	$(0.47)	$(0.53)	$(0.53)
2013
Net loss attributable to common stockholders	$(5,505,646)	$(5,450,638)	$(5,573,524)	$(7,666,703)
Basic and diluted net loss per common share	$(0.90)	$(0.55)	$(0.45)	$(0.60)

Index to Exhibits

Exhibit No.	Description
10.30**	License Agreement by and between Stemline Therapeutics, Inc. and the CanBas Co., Ltd, dated December 26, 2014.

10.31	Amendment No.1 to the 2012 Equity Incentive Plan, adopted March 13, 2015.

10.32	Amendment No.1 to the Amended and Restated 2004 Employee, Director and Consultant Stock Plan, adopted March 13, 2015.

21.1	List of subsidiaries of Stemline Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

**CONFIDENTIAL TREATMENT REQUESTED. Confidential portions of this document have been redacted and have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 16, 2015, and in the capacities indicated:

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