Form 10-Q
period 2015-03-31
STEMLINE THERAPEUTICS INC
filed 2015-05-11
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 17,906,662 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 11, 2015.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our clinical trials, including patient accrual;

•                  our ability to obtain and maintain regulatory approval of our product candidates for marketing;

•                  our ability to obtain the appropriate labeling of our products under any regulatory approval;

•                  our plans to develop and commercialize our products;

•                  the successful development and implementation of our sales and marketing campaigns;

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

•                  our ability to maintain the license agreements for SL-401, SL-701, SL-801 and our other in-licensed product candidates;

•                  the success and timing of our preclinical trials including of our preclinical candidates and IND enabling studies;

•                  the ability of our product candidates to successfully perform in clinical trials;

•                  our ability to obtain and maintain approval of our product candidates for trial initiation;

•                  our ability to manufacture and the performance of third-party manufacturers;

•                  the performance of our clinical research organizations, clinical trial sponsors, and clinical trial investigators; and

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

PART I:

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$64,632,687	$25,007,217
Short-term investments	28,158,765	28,976,147
Prepaid expenses and other current assets	1,775,008	1,636,808
Total current assets	94,566,460	55,620,172
Furniture and fixtures, net	191,667	230,000
Long-term investments	23,009,311	4,644,820
Total assets	$117,767,438	$60,494,992
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,809,207	$4,473,842
Total current liabilities	3,809,207	4,473,842
Deferred grant revenue	486,570	607,999
Total liabilities	4,295,777	5,081,841
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at March 31, 2015 and December 31, 2014, 17,906,662 shares issued and outstanding at March 31, 2015 and 13,285,232 shares issued and outstanding at December 31, 2014	1,791	1,329
Additional paid-in capital	181,307,068	115,604,563
Accumulated other comprehensive income	36,006	3,000
Accumulated deficit	(67,873,204)	(60,195,741)
Total stockholders’ equity (deficit)	113,471,661	55,413,151
Total liabilities and stockholders’ equity (deficit)	$117,767,438	$60,494,992

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Grant revenue	$121,429	$71,000

Operating expenses:
Research and development	6,035,487	7,116,855
General and administrative	1,810,065	1,988,360

Total operating expenses	7,845,552	9,105,215
Loss from operations	(7,724,123)	(9,034,215)
Other income	900	—
Other expense	—	(7,923)
Interest income	45,760	42,212

Net loss	$(7,677,463)	$(8,999,926)

Net loss per common share:

Basic and Diluted	$(0.46)	$(0.70)

Weighted-average shares outstanding:

Basic and Diluted	16,582,226	12,875,228

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(7,677,463)	$(8,999,926)

Other comprehensive gain (loss):

Unrealized gain on investments	33,906	43,766
Reclassification adjustment for net gain on investments included in net income	(900)	—

Other comprehensive gain	33,006	43,766
Comprehensive loss	$(7,644,457)	$(8,956,160)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2014	13,285,232	$1,329	$115,604,563	$3,000	$(60,195,741)	$55,413,151
Restricted stock grants	180,817	18	(18)	—	—	—
Forfeiture of restricted stock grants	—	—	—	—	—	—
Issuance of common stock in connection with the secondary public offering	4,353,877	435	64,105,937	—	—	64,106,372
Issuance of common stock in connection with the exercise of stock options	86,736	9	354,742	—	—	354,751
Stock-based compensation expense	—	—	1,241,844	—	—	1,241,844
Net loss	—	—	—	—	(7,677,463)	(7,677,463)
Other comprehensive income	—	—	—	33,006	—	33,006
Balance, March 31, 2015	17,906,662	$1,791	$181,307,068	36,006	$(67,873,204)	$113,471,661

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,677,463)	$(8,999,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,333	38,333
Stock-based compensation expense	1,241,844	1,042,567
Amortization of premium paid on marketable securities	10,936
Net gain on redemption of marketable securities	(900)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(138,199)	(1,309,153)
Accounts payable and accrued expenses	(664,635)	459,264
Deferred grant revenue	(121,429)	(71,000)
Net cash used in operating activities	(7,311,513)	(8,839,915)
Cash flows from investing activities
Purchase of furniture and fixtures		—
Purchase of marketable securities	(20,325,746)	(11,196,246)
Redemption of marketable securities	2,801,606	—
Net cash used in investing activities	(17,524,140)	(11,196,246)
Cash flows from financing activities
Proceeds from issuance of common stock, net	64,106,372	—
Proceeds from exercise of stock options	354,751	36,953
Net cash provided by financing activities	64,461,123	36,953
Net (decrease) increase in cash and cash equivalents	39,625,470	(19,999,208)
Cash and cash equivalents at beginning of period	25,007,217	44,200,420
Cash and cash equivalents at end of period	$64,632,687	$24,201,212

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

March 31, 2015

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target cancer stem cells (“CSCs”) and tumor bulk. The Company’s activities to date have primarily consisted of advancing its clinical stage drug candidates, SL-401 and SL-701, into and through clinical trials, formulating a clinical and regulatory development strategy, developing its preclinical pipeline including SL-801, optimizing its drug discovery platform, fortifying its intellectual property portfolio, identifying and acquiring additional product and technology rights, and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The Company believes that its existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to cover its cash flow requirements for at least the next two years.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2014 Form 10-K. There have been no changes to those policies.

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

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Prepaid third-party vendor costs	1,284,351	1,483,817
Prepaid insurance	384,414	46,748
Deposits	106,243	106,243
Total	$1,775,008	$1,636,808

4. Furniture and Fixtures

Furniture and fixtures consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Office furniture and fixtures	$460,000	$460,000
Less accumulated depreciation	(268,333)	(230,000)
Furniture and fixtures, net	$191,667	$230,000

Depreciation expense was $38,333 for the three-month periods ended March 31, 2015 and 2014, respectively.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and cash equivalents	$64,632,687	$—	$—	$64,632,687
Short-term investments	28,158,765	—	—	28,158,765
Long-term investments	23,009,311	—	—	23,009,311
Total assets at fair value	$115,800,763	$—	$—	$115,800,763

	December 31, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$25,007,217	$—	$—	$25,007,217
Short-term investments	28,976,147	—	—	28,976,147
Long-term investments	4,644,820	—	—	4,644,820
Total assets at fair value	$58,628,184	$—	$—	$58,628,184

The following is a summary of available-for-sale investments held by the Company at March 31, 2015 and December 31, 2014:

	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$60,733,276	$—	$—	$60,733,276

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,867,775	2,436	—	4,870,211
Federal farm credit bank	11,028,620	5,390	—	11,034,010
Federal home loan bank	7,843,997	3,342	(17)	7,847,322
Freddie Mac	4,404,512	2,710	—	4,407,222
Total Short-term investments	28,144,904	13,878	(17)	28,158,765
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	17,091,340	17,239	(673)	17,107,906
Freddie Mac	5,895,826	6,111	(532)	5,901,405
Total Long-term investments	22,987,166	23,350	(1,205)	23,009,311

Total	$111,865,346	$37,228	$(1,222)	$111,901,352

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$23,012,140	$—	$—	$23,012,140

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,863,371	2,338	—	4,865,709
Federal farm credit bank	11,432,340	3,575	(73)	11,435,842
Federal home loan bank	6,859,294	2,381	(567)	6,861,108
Freddie Mac	5,811,405	2,133	(50)	5,813,488
Total Short-term investments	28,966,410	10,427	(690)	28,976,147

Long-term investments:
Fixed-income treasury portfolio:
Federal farm credit bank	1,000,455	—	(1,126)	999,329
Federal home loan bank	2,250,965	—	(3,426)	2,247,539
Freddie Mac	1,400,136	—	(2,184)	1,397,952
Total Long-term investments	4,651,556	—	(6,736)	4,644,820
Total	$56,630,106	$10,472	$(7,426)	$56,633,107

At March 31, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at March 31, 2015 and December 31, 2014.

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

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Accrued research and development costs	$2,105,190	$1,762,997
Accrued compensation	435,029	1,696,728
Accrued professional fees	336,952	164,389
Short-term portion of deferred revenue	485,714	485,714
Other accrued liabilities	446,322	364,014
Total	$3,809,207	$4,473,842

7. Common Stock

In the first quarter of 2015, the Company completed an underwritten follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share and the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share (the “Secondary Offering”). Aggregate gross proceeds from the Secondary Offering were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

At the 2013 annual meeting of stockholders held on June 19, 2013, the stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock. As of March 31, 2015 and December 31, 2014, the Company was authorized to issue 33,750,000 shares of common stock.

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

8. Accumulated Other Comprehensive Gain (Loss)

The change in accumulated other comprehensive gain (loss) are as follows:

	Unrealized gain (loss) on available for sale securities	Total

Balance as of December 31, 2014	$3,000	$3,000
Other comprehensive income before reclassifications	33,906	33,906
Amounts reclassified from accumulated other comprehensive income (loss)*	(900)	(900)
Total other comprehensive income	33,006	33,006

Balance as of March 31, 2015	$36,006	$36,006

*Amounts reclassified affect other income in the statements of operations.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(7,677,463)	$(8,999,926)
Basic and diluted weighted-average common shares	16,582,226	12,875,228
Basic and diluted net loss per share	$(0.46)	$(0.70)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, outstanding warrants are issued and the conversion of convertible notes. For the three-month periods ended March 31, 2015 and 2014, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, outstanding warrants and convertible notes as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, outstanding warrants and convertible notes that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2015	2014
Unvested restricted stock	431,642	336,494
Options outstanding	2,014,768	1,545,097
Warrants	99,529	99,529
Total	2,545,939	1,981,120

10. Revenue

In October 2013, the Company entered into a contract agreement with The Leukemia and Lymphoma Society (“LLS”) which, among other activities, sponsors research relating to leukemia, lymphoma, Hodgkin’s disease and myeloma. LLS has agreed to provide funding to the Company of up to $3.5 million. The Company received $1.0 million in October 2013, upon execution of the agreement and received an additional $0.5 million during the fourth quarter of 2014 based upon an additional milestone achieved. The Company could receive the additional $2.0 million based on the completion of certain milestone events. The Company has recognized approximately $0.1 million of revenue related to this funding for the three-month period ended March 31, 2015, which reflects three months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. This agreement terminates when there are no longer any payment obligations.

11.  Income Taxes

The Company did not record an income tax provision or benefit for the three-month periods ended March 31, 2015 and 2014, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of March 31, 2015, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of March 31, 2015, there were 972,597 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $1.2 million and $0.9 million for the three-month periods ended March 31, 2015 and 2014, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the three-month periods ended March 31, 2015 and 2014.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month periods ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Research and development	$763,991	$641,717
General and administrative	477,853	300,723
Total	$1,241,844	$942,440

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month periods ended March 31, 2015 and 2014, respectively are as follows:

	Three Months Ended March 31,
	2015	2014
Weighted-average volatility	80.66%	89.55%
Weighted-average risk-free interest rate	1.82%	2.0%
Weighted-average expected term in years	6.25	6.25
Dividend yield	0%	0%

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

For the three-month period ended March 31, 2015, the Company issued 86,736 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $354,751. As of March 31, 2015, there was approximately $9.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.93 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,643,532	$8.64
Options granted	457,972	15.56
Options exercised	(86,736)	4.09
Options forfeited	—	—
Outstanding at March 31, 2015	2,014,768	$10.41	7.61	$16,808,193
Options exercisable at March 31, 2015	1,008,447	$5.20	6.19	$13,257,501

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2015 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $1.1 million for the three-month period ended March 31, 2015.

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

The following table summarizes the activity related to the Company’s restricted stock for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	283,446	$19.36
Shares granted	180,817	15.43
Shares vested	(32,621)	21.17
Shares forfeited	—	—
Outstanding at March 31, 2015	431,642	$17.58

For the three-month period ended March 31, 2015, the Company granted 180,817 shares of restricted stock, at a weighted-average grant date fair value of $15.43 per share amounting to approximately $2.8 million in total aggregate fair value. As of March 31, 2015, 431,642 shares remained unvested and there was approximately $5.3 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 3.15 years. The total fair value of restricted stock vested during the three-month period ended March 31, 2015 was approximately $0.7 million. During the three-month period ending March 31, 2014, 4,645 shares of restricted stock vested during this period at a fair value upon vesting of $27,731.

Awards Granted to Non-Employee Consultants

The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to options granted to non-employees was approximately $0.1 million and $30,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

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

Under the Company’s license agreements, upon achieving certain milestones largely consisting of late stage clinical trials and marketing approval, the Company could be required to pay up to a total of $109.3 million. From inception through March 31, 2015, the Company has paid or accrued $2.8 million in payments resulting from such agreements. Royalties, largely single digit, are payable on commercial sales.

Scott and White Memorial Hospital

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

In March 2012, the Company entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the applications for investigational new drugs, or INDs, relating to clinical trials with an earlier version of SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products. The Company paid UP an initial license fee and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue it may receive from any sublicensees. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

CanBas, Ltd.

On December 26, 2014, the Company entered into a license agreement with CanBas, Ltd. (“CanBas”) for SL-801. SL-801 is a small molecule, reversible inhibitor of XPO1. Under the terms of the agreement, CanBas has granted us an exclusive, royalty-bearing, worldwide (excluding Japan, Korea, China and Taiwan) license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, and any products containing or comprising such compound in finished dosage pharmaceutical form. The patent rights exclusively licensed to us under the agreement, which include issued patents in the U.S. and abroad, cover both composition of matter and use of SL-801. We have additional pending patent applications directed to SL-801 which would provide additional protection in certain non-U.S. territories.

The Company is responsible to pay annual technical advisory fees over the next four years totaling 430 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, the Company must pay CanBas tiered royalties based on aggregate net sales, by us or our sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, the Company may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. The Company have sublicensing rights under the agreement, subject to our paying to CanBas a standard royalty percentage of the payments the Company receive from a sublicensee.

The Company must exercise commercially reasonable efforts to develop and commercialize a licensed product and to achieve certain regulatory milestones within certain periods, subject to extensions based on unforeseen technical, scientific, intellectual property or regulatory issues.

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

Other Research and Development Agreements

The Company has also licensed rights to additional technologies and other intellectual property relevant to its preclinical pipeline and drug discovery and development efforts. The Company is generally required to make upfront payments as well as other payments upon completion of certain preclinical, clinical, regulatory and/or sales milestones. In addition, these agreements generally require the Company to pay royalties on sales of the products arising from these agreements. These agreements generally permit the Company to terminate the agreement with no significant continuing obligation.

As part of the agreements discussed above, the Company has committed to make potential future milestone payments to certain third-parties. These payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on its balance sheet for any such contingencies.

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 and 2015, the Company entered into new work order agreements with this vendor totaling approximately $3.6 million, with services to be rendered on these agreements through 2015. The Company has received and paid for services relating to these agreements in the amount of $2.7 million.

The Company has agreements with contract research organizations, or CROs, in connection with our clinical programs. The Company’s total expenditures would be approximately $29.0 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2015	$455,625
2016	303,750
$759,375

Rent expense charged to operations was $151,984 and $151,967 for the three-month periods ended March 31, 2015 and 2014, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2014, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2014 Form 10-K to which the reader is directed for additional information.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary therapeutics that target cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical stage product candidates, SL-401 and SL-701, and a pipeline of preclinical candidates that includes SL-801.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on CSCs and tumor bulk of a variety of hematologic cancers. SL-401 is currently completing the lead-in stage of its pivotal trial in blastic plasmacytoid dendritic cell neoplasm (BPDCN). SL-401 is also in clinical trials for additional indications including early and late stage acute myeloid leukemia (AML) as well as four types of advanced high-risk myeloproliferative neoplasms (MPN), including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia. SL-401 clinical studies are also currently planned in other indications including myeloma.

SL-701 is an immunotherapy designed to activate the immune system to attack tumors. SL-701 is currently being developed in adult patients with second-line glioblastoma multiforme, or GBM. Previously an earlier version of the therapy demonstrated clinical activity, including tumor shrinkages, disease stabilizations, and an overall survival signal compared to historical data, in investigator sponsored Phase 1/2 trials in advanced adult and pediatric brain cancers.

SL-801 is a novel oral, small molecule reversible inhibitor of nuclear transport, targeting Exportin-1, or XPO1. SL-801 has demonstrated broad in vitro and in vivo preclinical activity in a wide array of solid and hematologic malignancies. We intend to submit an IND for SL-801 and advance this compound into Phase 1 disease-directed proof-of-concept clinical studies in both solid and hematologic cancers.

Our preclinical pipeline includes SL-801 as well as next generation IL-3R-targeted compounds, SL-501 and SL-101. We have also built an innovative drug discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area.

We have devoted substantially all of our resources to advancing our clinical stage candidates into and through clinical trials, formulating a clinical and regulatory development strategy, manufacturing, developing our preclinical pipeline, optimizing our drug discovery platform, fortifying our intellectual property portfolio, identifying and acquiring additional product and technology rights, providing general and administrative support for these operations, and raising capital. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through March 31, 2015, we have received net proceeds of $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013. During the first quarter of 2015, we raised additional gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses) from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net losses from operations for the three months ended March 31, 2015 and 2014 were $7.7 million and $9.0 million, respectively.  We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $1.5 million research funding received from the Leukemia and Lymphoma Society, or LLS. In the future, we may generate revenue from product sales. In October 2013, the Company entered into an agreement with The Leukemia and Lymphoma Society (“LLS”) which, among other activities, sponsors research relating to leukemia, lymphoma, Hodgkin’s disease and myeloma. LLS has agreed to provide funding to the Company of up to $3.5 million. The Company could receive the additional $2.0 million based on the completion of certain milestone events. The Company has recognized approximately $0.1 million of revenue related to this funding for the three-month period ended March 31, 2015, which reflects three months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. This agreement terminates when there are no longer any payment obligations.

If we fail to complete the development or obtain regulatory approval for our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
SL-401	2,348,259	3,432,009
SL-701	996,171	1,717,008
Personnel expenses	2,058,864	1,669,531
Other expenses	632,193	298,307
Total	$6,035,487	$7,116,855

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

•                  research and development expenses, including those incurred under arrangements with third party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, academic institutions and consultants;

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

We anticipate that our research and development expenses will increase significantly in future periods as we seek to complete development SL-401, SL-701, SL-801, and continue to develop our other product candidates and our platform technology. We anticipate the majority of our research and development expense will be devoted to the development of SL-401, SL-701, and SL-801.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the three-months ended March 31, 2015.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Research and development expense.  Research and development expense was $6.0 million for the quarter ended March 31, 2015, compared with $7.1 million for the quarter ended March 31, 2014, a decrease of $1.1 million. The decrease in expenses during the current quarter was primarily attributable to the reduction in upfront costs related to the initiation of clinical trials and manufacturing, partially offset by an increase in costs related to the treatment of patents.

General and administrative expense.  General and administrative expense was $1.8 million for the quarter ended March 31, 2015, compared with $2.0 million for the quarter ended March 31, 2014, a decrease of $0.2 million. This decrease in costs was primarily attributable to lower outside professional fees relating to legal, accounting and financial consulting services

Interest income.  Interest income was $45,760 for the quarter ended March 31, 2015, compared with $42,212 for the quarter ended March 31, 2014. The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our secondary equity offering during the first quarter of 2015 partially offset by a reduction in overall market interest rates.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock, and issuances of convertible debt.  To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through March 31, 2015, we received net proceeds of $165.7 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes. In the first quarter of 2015, we completed an underwritten follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share and the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share (the “Secondary Offering”). Aggregate gross proceeds from the Secondary Offering were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

As of March 31, 2015, our cash, cash equivalents and short and long-term investments totaled $115.8 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our Secondary Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(7,311,513)	$(8,839,915)
Net cash used in investing activities	(17,524,140)	(11,196,246)
Net cash provided by financing activities	64,461,123	36,953
Net increase (decrease) in cash and cash equivalents	$39,625,470	$(19,999,208)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the three months ended March 31, 2015 and 2014 primarily resulted from research and development expenses as we ramped up our clinical trial preparations, patient recruitment and administration clinical trials. Additional research and development costs also include chemical, manufacturing and control, or CMC, related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash used in financing activities for the three months ended March 31, 2015 and 2014 reflects purchases and redemption of short-term and long-term investments within our U.S. Treasury-related investment portfolio net of maturities.

Financing activities.  The net cash provided by financing activities for the three months ended March 31, 2015 resulted primarily from our Secondary Offering and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses). The net cash provided by financing activities for the three months ended March 31, 2014 resulted primarily from the exercise of stock options.

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  continue the ongoing clinical trials, and initiate the planned clinical trials, of our clinical stage product candidates;

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

Expected Cash Requirements for Contractual Obligations

Our expected cash requirements for contractual obligations are described in more detail in our 2014 Form 10-K. As of March 31, 2015, there have been no significant changes to our expected cash requirements for contractual obligations as reported in our 2014 Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of March 31, 2015, we had federal net operating loss carryforwards of approximately $63.2 million, subject to the election to capitalize certain expenses for amortization, which are available to reduce future taxable income. We also had federal tax credits of approximately $7.0 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2035. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At March 31, 2015, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $115.8 million as of March 31, 2015 and $58.6 million as of December 31, 2014, consisting of cash, U.S. Treasury and Agency securities and Treasury-related money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and contract manufacturing organizations, or CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2015 and December 31, 2014, all of our liabilities were denominated in our functional currency.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

We are heavily dependent on the success of our product candidates, SL-401, SL-701, and SL-801, and we cannot provide any assurance that any of our product candidates will be approved or commercialized.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates, SL-401 and SL-701, which we are advancing through clinical development. Additionally, we are advancing SL-801 toward clinical trials. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

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

•                  failure of our third-party contractors, including CROs and CMOs, or our investigators, to comply with regulatory requirements or otherwise meet contractual obligations in a timely manner;

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

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of SL-401, SL-701, SL-801, and SL-501, there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials. We may also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates.

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

•                  We changed the immunostimulants used with the administration of SL-701 from the earlier version which used poly-ICLC, to granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod.

•                  In some of our future trials, we may combine SL-401 or SL-701 with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We have not yet clinically tested these combinations. While there do not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities.

•                  We plan to advance SL-801 through IND filing and into clinical trials. Given that SL-801 is currently a preclinical stage asset there are unknowns and risks with respect to dosing, administration, pharmacokinetics, bioavailability, safety and efficacy that we expect we will learn once clinical trials in human patients are underway.

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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design, conduct or findings of our clinical trials;

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

This lengthy and costly review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market SL-401, SL-701, SL-801, or any of our other product candidates that we may advance into and through clinical trials, which would significantly harm our business.

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

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401, SL-701, and SL-801, another key element of our strategy is to identify and test additional compounds potentially including SL-501 and SL-101. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen™ platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen™ platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We have incurred net losses from operations from our inception through March 31, 2015 of approximately $80.0 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and SL-801, we will lose our rights to develop and commercialize those product candidates.

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

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates. We have expended and believe that we may continue to expend substantial resources for the development of SL-401, SL-701, and SL-801, as well as other product candidates and drug discovery and acquisition efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, obtaining regulatory approvals, commercializing any products approved for sale, and costs associated with operating as a public company.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of May 11, 2015, we had 22 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

Risks Related to Commercialization of Our Product Candidates

If we are unable to establish or implement our own sales, marketing and distribution capabilities in a timely matter or enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing our product candidates.

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure, and we, including our executive officers, do not have any significant sales, marketing or distribution experience. We will be opportunistic in seeking to either build our own commercial infrastructure to commercialize SL-401, SL-701, SL-801, and any future product candidates if and when they are approved, or enter into licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that SL-401, SL-701, and/or SL-801 will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our product candidates. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant and regulatory enforcement action.

If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including SL-401, SL-701, and SL-801, among physicians and other healthcare providers, patients, third-party payors and, in the cancer market, acceptance by the major operators of major cancer clinics.

Even if SL-401, SL-701, SL-801, or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, third-party payors, patients and the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

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

We are currently advancing our clinical stage product candidates through multiple corporate-sponsored clinical trials under corporate-sponsored investigational new drugs, or INDs. Previously, we had not sponsored any INDs or any clinical trials relating to SL-401 or SL-701. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third-parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

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

We rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. In our corporate sponsored trials of SL-401 and SL-701, we have continued to engage various third-parties and intend to do so with our SL-801 program as well. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

•                  the competitiveness of any product candidate that is commercialized could be reduced; and

•                  with respect to our platform technology, StemScreen™, we may not realize its potential as a means of identifying and validating new cancer therapies.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party contract manufacturing organizations, or CMOs, to produce SL-401, SL-701, and SL-801 in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401, SL-701, and/or SL-801, or may be delayed in doing so.

We also expect to rely upon third-parties to produce drug product required for the clinical trials and commercialization of our other product candidates, including SL-501, and others. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them.

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

We are working with our contract manufacturers to optimize the manufacturing processes for SL-401, SL-701, SL-801, and SL-501 drug substance and We are working with our contract manufacturers to optimize the manufacturing processes for drug substance and drug product of our product candidates so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and ultimate commercialization. Our manufacturers may not be able to adequately demonstrate that an optimized product candidate is comparable to a previously manufactured product candidate which could cause significant delays and increased costs to our programs.  In addition, our manufacturers may not be able to control batch to batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third-parties with whom we currently work may need to increase their scale of production and/or we will need to secure additional suppliers.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using SL-401 to treat AML, BPDCN, and MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we do not have any composition of matter patent protection although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. With respect to SL-801, we licensed issued patent in the U.S. and abroad directed to composition of matter for the SL-801 molecule. While we have patent applications pending in the United States and Canada directed to our StemScreen™ technology, we currently have no issued patents covering StemScreen™.

Although we have various patent applications pending in the United States and abroad that we anticipate may result in additional protection for SL-401, SL-701, SL-801 and StemScreen™, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide additional meaningful protection for these assets. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

Issued patents covering one or more of our product candidates could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of patentable subject matter, novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology, StemScreen™. Such a loss of patent protection could have a material adverse impact on our business.

Claims that our product candidates or StemScreen™, or the sale or use of our products or technology infringe the patent rights of third-parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our product candidates, the use of our product candidates, or our platform technology, StemScreen™, do not infringe third-party patents. Third-parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third-parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third-parties could also adversely affect our business. For example, we are aware of a third-party European patent directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third-party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, which could result in us having to cease commercialization of our products and subject us to money damages in such territories.

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

SL-401, SL-701, SL-801, some of our other product candidates and our platform technologies are protected by intellectual property licensed from third-parties including academic institutions. If the licensors terminate the licenses or fail to prosecute patent applications or maintain or enforce the underlying patents, our competitive position, market share, and business prospects will be harmed.

We are a party to several license agreements relating to certain patents and patent applications owned by third parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and SL-501 and three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold an exclusive license from CanBas, Ltd. for SL-801 in all worldwide territories other than Japan, Korea, Taiwan, and China. The agreement with Canbas, Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying other product candidates and our StemScreen™ platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

We could be unsuccessful in obtaining patent protection on one or more components of our platform technology.

We believe that an important factor in our competitive position relative to other companies in the field of targeted oncology therapeutics is our proprietary innovative platform technology, StemScreen™. We believe that this platform is useful for identifying new potential product candidates. We have pending U.S. and Canadian patent applications for StemScreen™, however, there is no guarantee that any of such pending patent applications will result in issued patents, and, even if patents eventually issue, there is no certainty that the issued claims will have adequate scope to preserve our competitive position. In addition, by practicing our technology in jurisdictions where we do not have patent protection, third-parties could substantially weaken our competitive position in oncology research and development.

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

•                  our dependence on third-parties, including CROs and CMOs, trial sites, clinical trial sponsors and clinical investigators;

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

•                  our ability to maintain the license agreements for our product candidates;

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 31.0% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

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

Date: May 11, 2015	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2015.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.