Form 10-Q
period 2015-06-30
STEMLINE THERAPEUTICS INC
filed 2015-08-10
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 17,974,483 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 10, 2015.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

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

•                  our ability to obtain and maintain regulatory approval and/or reimbursement of our product candidates for marketing;

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

PART I:

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$13,933,233	$25,007,217
Short-term investments	39,937,245	28,976,147
Prepaid expenses and other current assets	2,224,697	1,636,808
Total current assets	56,095,175	55,620,172
Furniture and fixtures, net	153,333	230,000
Long-term investments	55,177,188	4,644,820
Total assets	$111,425,696	$60,494,992
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,844,926	$4,473,842
Total current liabilities	5,844,926	4,473,842
Deferred grant revenue	793,712	607,999
Total liabilities	6,638,638	5,081,841
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at June 30, 2015 and December 31, 2014, 17,954,883 shares issued and outstanding at June 30, 2015 and 13,285,232 shares issued and outstanding at December 31, 2014	1,796	1,329
Additional paid-in capital	182,798,121	115,604,563
Accumulated other comprehensive income	14,061	3,000
Accumulated deficit	(78,026,920)	(60,195,741)
Total stockholders’ equity	104,787,058	55,413,151
Total liabilities and stockholders’ equity	$111,425,696	$60,494,992

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Grant revenue	$121,429	$71,429	$242,858	$142,429

Operating expenses:
Research and development	8,199,397	4,090,590	14,234,884	11,207,446
General and administrative	2,152,638	2,038,011	3,962,703	4,034,294

Total operating expenses	10,352,035	6,128,601	18,197,587	15,241,740

Loss from operations	(10,230,606)	(6,057,172)	(17,954,729)	(15,099,311)

Other income	709	632	1,609	632

Interest income	76,181	43,842	121,941	86,054

Net loss	$(10,153,716)	$(6,012,698)	$(17,831,179)	$(15,012,625)

Net loss per common share:

Basic and Diluted	$(0.58)	$(0.47)	$(1.05)	$(1.16)

Weighted-average shares outstanding:

Basic and Diluted	17,497,976	12,921,898	17,042,631	12,907,931

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(10,153,716)	$(6,012,698)	$(17,831,179)	$(15,012,625)

Other comprehensive gain (loss):

Unrealized (loss) gain on investments	(21,236)	8,560	12,670	52,326
Reclassification adjustment for gain on investments included in net income	(709)	(632)	(1,609)	(632)

Other comprehensive gain (loss)	(21,945)	7,928	11,061	51,694
Comprehensive loss	$(10,175,661)	$(6,004,770)	$(17,820,118)	$(14,960,931)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2014	13,285,232	$1,329	$115,604,563	$3,000	$(60,195,741)	$55,413,151
Restricted stock grants	229,038	23	(23)	—	—	—
Forfeiture of restricted stock grants	—	—	—	—	—	—
Issuance of common stock in connection with the secondary public offering	4,353,877	435	64,105,937	—	—	64,106,372
Issuance of common stock in connection with the exercise of stock options	86,736	9	354,742	—	—	354,751
Stock-based compensation expense	—	—	2,732,902	—	—	2,732,902
Net loss	—	—	—	—	(17,831,179)	(17,831,179)
Other comprehensive income	—	—	—	11,061	—	11,061
Balance, June 30, 2015	17,954,883	1,796	182,798,121	14,061	(78,026,920)	104,787,058

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(17,831,179)	$(15,012,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,667	76,666
Stock-based compensation expense	2,732,902	2,022,098
Amortization of premium paid on marketable securities	89,388	137,672
Net gain on sale of marketable securities	(1,609)	(632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(587,889)	(1,367,896)
Related party receivable	—	199,615
Accounts payable and accrued expenses	1,371,084	(780,736)
Deferred grant revenue	185,713	(142,143)
Net cash used in operating activities	(13,964,923)	(14,867,981)
Cash flows from investing activities
Purchase of furniture and fixtures
Purchase of marketable securities	(73,633,312)	(16,246,878)
Redemption of marketable securities	12,063,128	8,005,719
Net cash used in investing activities	(61,570,184)	(8,241,159)
Cash flows from financing activities
Proceeds from issuance of common stock, net	64,106,372	—
Proceeds from exercise of stock options	354,751	69,148
Net cash provided by financing activities	64,461,123	69,148
Net decrease in cash and cash equivalents	(11,073,984)	(23,039,992)
Cash and cash equivalents at beginning of period	25,007,217	44,200,420
Cash and cash equivalents at end of period	$13,933,233	$21,160,428

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

June 30, 2015

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics that primarily target cancer stem cells (“CSCs”) and tumor bulk. The Company’s activities to date have primarily consisted of advancing its clinical stage drug candidates, SL-401 and SL-701, into and through clinical trials, formulating a clinical and regulatory development strategy, developing its preclinical pipeline including SL-801, optimizing its drug discovery platform, fortifying its intellectual property portfolio, identifying and acquiring additional product and technology rights, and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

3. Liquidity and Capital Resources

As of June 30th, 2015, we have approximately $109 million in cash, cash equivalents, short and long-term investment securities. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Grants Receivable	1,000,000	—
Prepaid insurance	306,099	46,748
Prepaid third-party vendor costs	185,436	654,643
Deposits	106,243	106,243
Other Receivable	626,919	829,174
Total	$2,224,697	$1,636,808

5. Furniture and Fixtures

Furniture and fixtures consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Office furniture and fixtures	$460,000	$460,000
Less accumulated depreciation	(306,667)	(230,000)
Furniture and fixtures, net	$153,333	$230,000

Depreciation expense was $76,667 and $76,666 for the six-month periods ended June 30, 2015 and 2014, respectively. Depreciation expense was $38,333 for the three-months period ended June 30, 2015 and 2014, respectively.

6. Fair Value Measurements

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and cash equivalents	$13,933,233	$—	$—	$13,933,233
Short-term investments	33,263,530	6,673,715	—	39,937,245
Long-term investments	33,897,246	21,279,942	—	55,177,188
Total assets at fair value	$81,094,009	$27,953,657	$—	$109,047,666

	December 31, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$25,007,217	$—	$—	$25,007,217
Short-term investments	28,976,147	—	—	28,976,147
Long-term investments	4,644,820	—	—	4,644,820
Total assets at fair value	$58,628,184	$—	$—	$58,628,184

The following is a summary of cash equivalents and available-for-sale investments held by the Company at June 30, 2015 and December 31, 2014:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,821,670	$—	$—	$11,821,670

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,814,491	1,919	—	4,816,410
Federal farm credit bank	9,009,639	3,530	—	9,013,169
Federal home loan bank	13,624,724	1,918	(1,878)	13,624,764
Freddie Mac	5,808,196	1,733	(742)	5,809,187

Certificate of Deposits	6,673,662	626	(573)	6,673,715

Total Short-term investments	39,930,712	9,726	(3,193)	39,937,245

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	3,011,695	—	(2,852)	3,008,843
Federal farm credit bank	2,528,929	—	(898)	2,528,031
Federal home loan bank	14,265,483	11,914	(1,633)	14,275,764
Freddie Mac	14,081,461	5,883	(2,736)	14,084,608

Certificate of Deposits	21,282,092	323	(2,473)	21,279,942

Total Long-term investments	55,169,660	18,120	(10,592)	55,177,188

Total	$106,922,042	$27,846	$(13,785)	$106,936,103

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$23,012,140	$—	$—	$23,012,140

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,863,371	2,338	—	4,865,709
Federal farm credit bank	11,432,340	3,575	(73)	11,435,842
Federal home loan bank	6,859,294	2,381	(567)	6,861,108
Freddie Mac	5,811,405	2,133	(50)	5,813,488
Total Short-term investments	28,966,410	10,427	(690)	28,976,147

Long-term investments:
Fixed-income treasury portfolio:
Federal farm credit bank	1,000,455	—	(1,126)	999,329
Federal home loan bank	2,250,965	—	(3,426)	2,247,539
Freddie Mac	1,400,136	—	(2,184)	1,397,952
Total Long-term investments	4,651,556	—	(6,736)	4,644,820
Total	$56,630,106	$10,427	$(7,426)	$56,633,107

At June 30, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at June 30, 2015 and December 31, 2014.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Accrued research and development costs	$3,312,139	$1,762,997
Accrued compensation	873,639	1,696,728
Accrued professional fees	446,614	164,389
Short-term portion of deferred revenue	1,057,143	485,714
Other accrued liabilities	155,391	364,014
Total	$5,844,926	$4,473,842

8. Common Stock

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

As of June 30, 2015 and December 31, 2014, the Company was authorized to issue 33,750,000 shares of common stock.

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

9. Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated balances for each component of other comprehensive gain (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$36,006	$(9)	$3,000	$(43,775)
Other comprehensive income (loss) before reclassification	(21,236)	8,560	12,670	52,326
Amounts reclassified from accumulated other comprehensive income (loss)*	(709)	(632)	(1,609)	(632)
Total other comprehensive income	(21,945)	7,928	11,061	51,694

Balance at end of period	$14,061	$7,919	$14,061	$7,919

*Amounts reclassified affect other income in the statements of operations.

10. Net (Loss) Income Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(10,153,716)	$(6,012,698)	$(17,831,179)	$(15,012,625)
Basic and diluted weighted-average common shares	17,497,976	12,921,898	17,042,631	12,907,931
Basic and diluted net loss per share	$(0.58)	$(0.47)	$(1.05)	$(1.16)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, outstanding warrants are issued and the conversion of convertible notes. For the six-month periods ended June 30, 2015 and 2014, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, outstanding warrants and convertible notes as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, outstanding warrants and convertible notes that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Six Months Ended June 30
	2015	2014
Restricted stock	441,274	311,403
Options outstanding	2,136,435	1,643,159
Warrants	99,529	99,529
Total	2,677,238	2,054,091

11. Revenue

In October 2013, the Company entered into a contract agreement with The Leukemia and Lymphoma Society (“LLS”) which, among other activities, sponsors research relating to leukemia, lymphoma, Hodgkin’s disease and myeloma. LLS has agreed to provide funding to the Company of up to $3.5 million. Through June 30, 2015, the Company has received $1.5 million from LLS for milestones achieved.  During July 2015, the company received an additional $1.0 million for a milestone achieved. The Company could receive the remaining $1.0 million based on the completion of certain milestone events. The Company has recognized approximately $0.2 million of revenue related to this funding for the six-month period ended June 30, 2015, which reflects six months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. This agreement terminates when there are no longer any payment obligations.

12. Income Taxes

The Company did not record an income tax provision or benefit for the six and three-month periods ended June 30, 2015 and 2014, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of June 30, 2015, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

13.  Stock-Based Compensation

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

As of June 30, 2015, there were 793,674 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $2.7 million and $2.0 million for the six-month periods ended June 30, 2015 and 2014, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the six-month periods ended June 30, 2015 and 2014.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and six-month periods ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$905,805	$713,179	$1,669,796	$1,354,896
General and administrative	585,253	366,479	1,063,106	667,202
Total	$1,491,058	$1,079,658	$2,732,902	$2,022,098

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and six-month periods ended June 30, 2015 and 2014, respectively are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average volatility	73.70%	87.19%	79.01%	88.90%
Weighted-average risk-free interest rate	1.92%	1.96%	1.86%	1.98%
Weighted-average expected term in years	6.00	6.05	6.19	6.20
Dividend yield	0%	0%	0%	0%

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

For the six-month period ended June 30, 2015, the Company issued 86,736 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $354,751. As of June 30, 2015, there was approximately $9.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.71 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,643,532	$8.64
Options granted	588,674	14.94
Options exercised	(86,736)	4.09
Options forfeited	(9,035)	4.09
Outstanding at June 30, 2015	2,136,435	$10.58	7.55	$12,673,030
Options exercisable at June 30, 2015	1,082,658	$5.95	6.15	$10,958,776

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2015 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $1.1 million for the six-month period ended June 30, 2015.

Restricted Stock

The Company grants restricted stock to its employees, Directors, and non-employee consultants. Restricted stock is recorded as deferred compensation and charged against earnings on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock may be granted to Directors and represents compensation for services performed on the Company’s board of directors. Restricted stock awards to Directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The following table summarizes the activity related to the Company’s restricted stock for the three months ended June 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	283,446	$19.36
Shares granted	229,038	14.86
Shares vested	(71,210)	17.95
Shares forfeited	—	—
Outstanding at June 30, 2015	441,274	$17.25

For the six-month period ended June 30, 2015, the Company granted 229,038 shares of restricted stock, at a weighted-average grant date fair value of $14.86 per share amounting to approximately $3.4 million in total aggregate fair value. As of June 30, 2015, 441,274 shares remained unvested and there was approximately $5.3 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 3.0 years. The total fair value of restricted stock vested during the six-month period ended June 30, 2015 and June 30, 2014 was approximately $1.3 million and $0.6 million, respectively.

Awards Granted to Non-Employee Consultants

The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to options granted to non-employees was approximately $0.1 million for the six-month periods ended June 30, 2015 and 2014, respectively.

14. Commitments and Contingencies

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

Under the Company’s license agreements, upon achieving certain milestones largely consisting of late stage clinical trials and marketing approval, the Company could be required to pay up to a total of $110.8 million. From inception through June 30, 2015, the Company has paid or accrued $3.2 million in payments resulting from such agreements. Royalties, largely single digit, are payable on commercial sales.

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

The agreement survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We may terminate the license for any or no reason upon 60 days advance written notice to CanBas. If either party breaches a material obligation under the agreement, and such obligation is not cured within a specified period of time following written notice from the other party, then the non-breaching party may terminate the agreement upon an additional written notice.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 and 2015, the Company entered into new work order agreements with this vendor totaling approximately $4.1 million, with services to be rendered on these agreements through 2015. The Company has received and paid for services relating to these agreements in the amount of $3.1 million.

The Company has agreements with contract research organizations, or CROs, in connection with our clinical programs. The Company’s total expenditures would be approximately $15.5 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2015	$303,750
2016	303,750
$607,500

Rent expense charged to operations was $303,913 and $303,842 for the six-month periods ended June 30, 2015 and 2014, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics that primarily target cancer stem cells, or CSCs, and tumor bulk. We are currently developing two clinical stage product candidates, SL-401 and SL-701, and a pipeline of preclinical candidates that includes SL-801.

SL-401

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on tumor bulk and CSCs of many hematologic cancers. SL-401 has completed the lead-in stage of its pivotal trial in blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and patients are currently being enrolled in the expansion stage of this pivotal trial. SL-401 is also currently being evaluated in clinical studies in a wide range of additional cancers, including early and late stage acute myeloid leukemia, or AML, and several high-risk myeloproliferative neoplasms, or MPN. Clinical studies for SL-401 are also planned in other indications including myeloma. Priority clinical studies include:

•                  SL-401 pivotal trial in blastic plasmacytoid dendritic cell neoplasm, or BPDCN. We are currently enrolling patients in the expansion stage of our SL-401 pivotal trial focusing on relapsed/refractory BPDCN for potential registration. This follows completion of the lead-in stage of this trial which evaluated multi-cycle SL-401 administration in escalating doses up to 12 μg/kg/day for 5 days repeated every 3 weeks in patients with first-line and relapsed/refractory BPDCN or relapsed/refractory acute myeloid leukemia, or AML. The lead-in confirmed the dose and schedule for the current expansion stage and demonstrated a safety and efficacy profile in-line with a previous Phase 1/2 trial which evaluated SL-401 single cycle administration and reported instances of capillary leak syndrome and transaminitis, along with major objective responses, including complete responses, or CRs, in BPDCN and relapsed/refractory AML (Frankel in Blood, 2014). Also, in the lead-in, no cumulative side effects were observed to date after multiple cycles of SL-401. A maximum tolerated dose, or MTD, was not identified. Major objective responses, including complete responses, or CRs, were observed in BPDCN. Patients are currently being enrolled in the expansion stage of the SL-401 pivotal trial in BPDCN. This trial will enroll patients with relapsed/refractory BPDCN, and will utilize a dose of 12 μg/kg/day for 5 days, repeated every 3 weeks. The trial will be expanded to additional sites in North America and Europe, and is designed to support potential registration.

•                  SL-401 clinical trial in AML in complete remission with minimum residual disease, or MRD. Historically, chemotherapy has been effective inducing CRs in early stage AML patients but response durability and relapse rates have been suboptimal (Buchner in Journal of Clinical Oncology, 2012). Recent work has identified the presence of microscopic disease, or minimal residual disease, or MRD, in the bone marrow of many CR patients indicating that leukemic cells are often still present after chemotherapy (Hourigan in Nature Reviews Clinical Oncology, 2013). MRD has been associated with a higher risk of relapse and worse overall prognosis (Chen in Journal of Clinical Oncology, 2015; Freeman in Journal of Clinical Oncology, 2013; Walter in Leukemia, 2015; Jorgensen in Clinical Lymphoma Myeloma and Leukemia, 2011; Terwijn in Journal of Clinical Oncology, 2013). Recent work attempting to understand MRD has demonstrated a preponderance of immature CSC-like cells (Terwijn in PLoS One, 2014; Gerber in Blood, 2012) and IL-3R positivity (Roug in British Journal of Haematology, 2014; Konopleva unpublished), consistent with the idea that AML cancer stem cells, or CSCs, comprise MRD, are not adequately killed by traditional therapies, and may be a key contributor to treatment failure and relapse. The objectives of this clinical study of SL-401 in AML patients in CR with MRD are to determine 1) safety, 2) SL-401’s ability to convert MRD positivity to negativity, and 3) whether CR duration can be augmented. This trial has a lead-in dose escalation component, similar to the BPDCN study, and is currently open.

•                  SL-401 clinical trial in four types of advanced high-risk myeloproliferative neoplasms (MPN). Certain high-risk MPNs, including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia, appear to derive from an IL-3R+ progenitor cell and express IL-3R (Pardanani in Leukemia, 2015; Brooks in Blood, 2013; Orazi in Modern Pathology, 2006). We believe that MPNs may represent a potential accelerated approval path for SL-401, similar to BPDCN, if robust clinical activity can be demonstrated. The objectives of this clinical study of SL-401 in MPN are to determine safety and efficacy. This trial has a lead-in dose escalation component, similar to the BPDCN study, and is currently open.

SL-401 clinical studies are also currently planned in other indications including myeloma. In previous studies, aberrant plasmacytoid dendritic cells, or pDCs, the, cells which when malignant became BPDCN, precursor cells of BPDCN, were found to possess growth- promoting interactions with neighboring myeloma cells, as well as additional interactions with immune effector T cells and natural killer, or NK, cells in the myeloma bone marrow milieu (Ray in Leukemia, 2015). In preclinical studies, SL-401 has been shown to possess an anti-myeloma effect both directly against myeloma cells as well as indirectly via inhibition of surrounding IL-3R+ pDCs, cells which when malignant become BPDCN, in the bone marrow microenvironment of myeloma patients (Chauhan in Journal of Clinical Oncology, 2013; Chauhan in Journal of Clinical Oncology, 2014). SL-401 has also shown synergy with several agents including pomalidomide in preclinical studies of myeloma. Clinical studies are currently planned with SL-401 in combination with pomalidomide in myeloma patients. Additionally, the interactions of immune effector cells, including pDCs, in the myeloma tumor microenvironment may provide a rationale for combining SL-401 with immune checkpoint inhibitors in the future.

SL-701

SL-701 is an immunotherapy designed to activate the immune system to attack tumors. SL-701 is comprised of three synthetic tumor-specific peptides, two of which are mutant, designed to direct the immune system to overexpressed targets on tumors including glioblastoma multiforme, or GBM. SL-701 is currently being developed in adult patients with second-line GBM. Clinical trials include:

•                  Previous investigator-sponsored Phase 1/2 trial. An earlier version of this therapy, which utilized poly-ICLC, a toll-like receptor 3 (TLR3) agonist shown to activate NK cells and CD8+ T cells, as the immunostimulant adjuvant demonstrated major objective responses, including partial responses, or PRs, and complete responses, or CRs, in previous Phase 1/2 investigator-sponsored trials in advanced adult and pediatric brain cancers. Of note, some of these responses were observed late, and occurred after at least 12 months of therapy.

•                  Corporate-sponsored SL-701 trial — initial stage. In our corporate-sponsored trial in adult patients with second-line glioblastoma multiforme, or GBM, SL-701 was administered with different adjuvants, GM-CSF and Imiquimod, relative to the previous study. In the initial stage of this study, objective responses have yet to be reported and patients continue to be followed for progression free survival, or PFS, overall survival, or OS, and late response.

•                  Corporate-sponsored trial — next stage. During the next stage of the trial, we plan to combine SL-701 with poly-ICLC in order to more closely simulate the regimen of the previous study that was associated with multiple objective responses. In addition, we plan to add bevacizumab to the regimen as we believe there are emerging data that anti-angiogenic therapies may combine well with immunotherapy approaches, particularly therapeutics targeting vascular growth factor (VEGF)/VEGF receptor (VEGFR), e.g. bevacizumab, since activation of the VEGF/VEGR axis may inhibit the antitumor effects of immunotherapy.

•                  Potential future studies with SL-701. We are also considering future studies that combine SL-701 with certain immuno-oncology agents, such as immune checkpoint inhibitors.

SL-801

SL-801 is a novel oral, small molecule reversible inhibitor of nuclear transport, targeting Exportin-1, or XPO1, a clinically validated oncogenic nuclear transport protein. SL-801 has demonstrated broad in vitro and in vivo preclinical activity in a wide array of solid and hematologic malignancies. We intend to submit an IND for SL-801 and advance this compound into Phase 1 disease-directed proof-of-concept clinical studies in both solid and hematologic cancers.

Additional IL -3R-directed programs, discovery platform, CSC intellectual property

Our preclinical pipeline includes SL-801 as well as next generation IL-3R-targeted compounds, SL-501 and SL-101. We have also built an innovative drug discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area.

We have devoted substantially all of our resources to advancing our clinical stage candidates into and through clinical trials, formulating a clinical and regulatory development strategy, manufacturing our product candidates, developing our preclinical pipeline, optimizing our drug discovery platform, fortifying our intellectual property portfolio, identifying and acquiring additional product and technology rights, providing general and administrative support for these operations, and raising capital. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through June 30, 2015, we have received net proceeds of $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013. During the first quarter of 2015, we raised additional gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses) from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net losses from operations for the six months ended June 30, 2015 and 2014 were $17.8 million and $15.0 million, respectively.  We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $2.5 million research funding received from the Leukemia and Lymphoma Society, or LLS. In the future, we may generate revenue from product sales. In October 2013, the Company entered into an agreement with The Leukemia and Lymphoma Society (“LLS”) which, among other activities, sponsors research relating to leukemia, lymphoma, Hodgkin’s disease and myeloma. LLS has agreed to provide funding to the Company of up to $3.5 million. The Company could receive the additional $1.0 million based on the completion of certain milestone events. The Company has recognized approximately $0.2 million of revenue related to this funding for the six-month period ended June 30, 2015, which reflects six months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. This agreement terminates when there are no longer any payment obligations.

If we fail to complete the development or obtain regulatory approval for our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SL-401	4,250,227	1,454,808	6,598,486	4,886,817
SL-701	852,487	586,108	1,848,657	2,303,116
Personnel expenses	2,216,482	1,769,397	4,275,346	3,438,929
Other expenses	880,201	280,277	1,512,395	578,584
Total	8,199,397	4,090,590	14,234,884	11,207,446

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

•                  research and development expenses, including those incurred under arrangements with third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, academic institutions and consultants;

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

We anticipate that our research and development expenses will increase significantly in future periods as we continue to develop SL-401, SL-701, SL-801, and continue to develop our other product candidates and our platform technology. We anticipate the majority of our research and development expense will be devoted to the development of SL-401, SL-701, and SL-801.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents short-term investments and long-term investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds coupled with FDIC-insured bank certificates of deposit, we expect interest income to be minimal in future quarters.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the six months ended June 30, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued a new Accounting Standards Update ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance is effective for annual periods ending after December 15, 2017 and interim periods within annual periods beginning after December 15, 2017.  Early adoption is permitted for annual periods and interim periods beginning after December 15, 2016.  The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued a comprehensive new revenue recognition Accounting Standards Update, Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Research and development expense.  Research and development expense was $8.2 million for the quarter ended June 30, 2015, compared with $4.1 million for the quarter ended June 30, 2014, an increase of $4.1 million. The higher expenses during the second quarter were primarily attributable to the SL-401 clinical program due largely to the ramp up of patient accrual.

General and administrative expense.  General and administrative expense was $2.2 million for the quarter ended June 30, 2015, compared with $2.0 million for the quarter ended June 30, 2014, an increase of $0.2 million. The higher costs were primarily attributable to an increase in stock based compensation expense relating to administrative employees.

Interest income.  Interest income was $76,181 for the quarter ended June 30, 2015, compared with $43,842 for the quarter ended June 30, 2014. The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our secondary equity offering during the first quarter of 2015.

Comparison of Six Months Ended June 30, 2015 and 2014

Research and development expense.  Research and development expense was $14.2 million for the six months ended June 30, 2015, compared with $11.2 million for the six months ended June 30, 2014, an increase of $3.0 million.  The increase in expenses during the current year was primarily attributable to the ramp up of patient accrual in our clinical trials and manufacturing activities relating to SL-401 that generated an increase in costs of $1.7 million. Additionally, we incurred costs of $0.9 million related to development of SL-801 towards investigational new drug, or IND, filing and related manufacturing expenses during the six months ended June 30, 2015.

General and administrative expense.  General and administrative expense was $4.0 million for the six months ended June 30, 2015 and June 30, 2014, no change year over year.  We incurred a $0.4 million increase in non-cash stock based compensation expense which was offset by lower states taxes based upon capital.

Interest income.  Interest income was $121,942 for the six months ended June 30, 2015, compared with $86,054 for the six months ended June 30, 2014.  The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our secondary equity offering during the first quarter of 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2015, our cash, cash equivalents and short and long-term investments totaled $109.0 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our Secondary Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock, and issuances of convertible debt.  To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through June 30, 2015, we received net proceeds of $165.7 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes. In the first quarter of 2015, we completed an underwritten follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share and the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share (the “Secondary Offering”). Aggregate gross proceeds from the Secondary Offering were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(13,964,923)	$(14,867,981)
Net cash used in investing activities	(61,570,184)	(8,241,159)
Net cash provided by financing activities	64,461,123	69,148
Net increase (decrease) in cash and cash equivalents	$(11,073,984)	$(23,039,992)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the six months ended June 30, 2015 and 2014 primarily resulted from research and development expenses as we ramped up our clinical trial preparations, patient recruitment and administration clinical trials. Additional research and development costs also include chemical, manufacturing and control, or CMC, related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash used in financing activities for the six months ended June 30, 2015 and 2014 reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the six months ended June 30, 2015 resulted primarily from our Secondary Offering and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses). The net cash provided by financing activities for the six months ended June 30, 2014 resulted primarily from the exercise of stock options.

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

Expected Cash Requirements for Contractual Obligations

Our expected cash requirements for contractual obligations are described in more detail in our 2014 Form 10-K. As of June 30, 2015, there have been no significant changes to our expected cash requirements for contractual obligations as reported in our 2014 Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of June 30, 2015, we had federal net operating loss carryforwards of approximately $40.5 million. We also had federal tax credits of approximately $8.5 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2035. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At June 30, 2015, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $109.0 million as of June 30, 2015 and $58.6 million as of December 31, 2014, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2015 and December 31, 2014, all of our liabilities were denominated in our functional currency.

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

•                  We changed the immunostimulants used with the administration of SL-701 from the earlier version which used poly-ICLC, to granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod.  We also plan to use poly-ICLC in current or future trials.

•                  In some of our current or future trials, we may combine SL-401 or SL-701 with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We have not yet clinically tested these combinations. While there do not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities.  We plan to combine SL-401 with pomalidomide in myeloma and SL-701 with bevacizumab and immunostimulants in brain cancer.

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

Our product candidates alone or in combination with any adjuvant, immunostimulant including poly-ICLC, or other agents with which we may combine our drug candidates, could fail to receive regulatory approval for many reasons, including the following:

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

We have incurred net losses from operations from our inception through June 30, 2015 of approximately $90.2 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and SL-801, we will lose our rights to develop and commercialize those product candidates.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of August 10, 2015, we had 25 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party contract manufacturing organizations, or CMOs, to produce SL-401, SL-701, and SL-801 in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401, SL-701, and/or SL-801, or may be delayed in doing so.  We purchase and plan to purchase immunostimulants used with SL-701 from third-parties.  Whereas GM-CSF and Imiquimod are commercially available products, poly-ICLC (Hiltonol®) is a development stage candidate and not commercially available.  We do not have a right to manufacture poly-ICLC directly or through third-party CMO’s and are dependent on the distributor of poly-ICLC for clinical supply.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using SL-401 to treat AML, BPDCN, and MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications, including an issued patent in Australia, that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we do not have any composition of matter patent protection although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. With respect to SL-801, we licensed issued patent in the U.S. and abroad directed to composition of matter for the SL-801 molecule. While we have patent applications pending in the United States and Canada directed to our StemScreen™ technology, we currently have no issued patents covering StemScreen™.

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

We are a party to several license agreements relating to certain patents and patent applications owned by third-parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and SL-501 and three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold an exclusive license from CanBas, Ltd. for SL-801 in all worldwide territories other than Japan, Korea, Taiwan, and China. The agreement with Canbas, Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying other product candidates and our StemScreen™ platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $9.53 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 31.4% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

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

Date: August 10, 2015	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2015.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.