Form 10-Q
period 2015-09-30
STEMLINE THERAPEUTICS INC
filed 2015-11-06
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 17,998,514 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 6, 2015.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

This Quarterly Report on Form 10-Q contains trademarks and trade names of Stemline Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned discovery and development of drug candidates, the strength and breadth of our intellectual property, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

PART I:

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$21,286,572	$25,007,217
Short-term investments	31,673,335	28,976,147
Prepaid expenses and other current assets	870,705	1,636,808
Total current assets	53,830,612	55,620,172
Furniture and fixtures, net	115,000	230,000
Long-term investments	50,997,528	4,644,820
Total assets	$104,943,140	$60,494,992
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,793,091	$4,473,842
Total current liabilities	6,793,091	4,473,842
Deferred grant revenue	822,600	607,999
Total liabilities	7,615,691	5,081,841
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at September 30, 2015 and December 31, 2014, 17,968,814 shares issued and outstanding at September 30, 2015 and 13,277,269 shares issued and outstanding at December 31, 2014	1,798	1,329
Additional paid-in capital	184,550,032	115,604,563
Accumulated other comprehensive income	35,615	3,000
Accumulated deficit	(87,259,996)	(60,195,741)
Total stockholders’ equity	97,327,449	55,413,151
Total liabilities and stockholders’ equity	$104,943,140	$60,494,992

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Grant revenue	$205,651	$71,429	$448,509	$213,858

Operating expenses:
Research and development	7,340,859	4,979,291	21,575,743	16,186,735
General and administrative	2,234,991	2,020,241	6,197,694	6,054,536

Total operating expenses	9,575,850	6,999,532	27,773,437	22,241,271
Loss from operations	(9,370,199)	(6,928,103)	(27,324,928)	(22,027,413)
Other income	—	2,810	1,609	3,443
Interest income	137,123	40,136	259,064	126,189

Net loss	$(9,233,076)	$(6,885,157)	$(27,064,255)	$(21,897,781)

Net loss per common share:

Basic and Diluted	$(0.53)	$(0.53)	$(1.57)	$(1.69)

Weighted-average shares outstanding:

Basic and Diluted	17,515,895	12,950,027	17,196,840	12,922,117

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(9,233,076)	$(6,885,157)	$(27,064,255)	$(21,897,781)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments	21,554	10,999	34,224	63,326
Reclassification adjustment for gain (loss) on investments included in net income	—	(2,810)	(1,609)	(3,443)

Other comprehensive gain (loss)	21,554	8,189	32,615	59,883
Comprehensive loss	$(9,211,522)	$(6,876,968)	$(27,031,640)	$(21,837,898)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2014	13,277,269	$1,329	$115,604,563	$3,000	$(60,195,741)	$55,413,151
Restricted stock grants	238,832	24	(24)	—	—	—
Stock award — outside services	12,100	1	147,377	—	—	147,378
Forfeiture of restricted stock grants	—	—	—	—	—	—
Issuance of common stock in connection with the secondary public offering	4,353,877	435	64,105,937	—	—	64,106,372
Issuance of common stock in connection with the exercise of stock options	86,736	9	354,742	—	—	354,751
Stock-based compensation expense	—	—	4,320,512	—	—	4,320,512
Employee Stock Purchase Plan compensation expense	—	—	16,925	—	—	16,925
Net loss	—	—	—	—	(27,064,255)	(27,064,255)
Other comprehensive income	—	—	—	32,615	—	32,615
Balance, September 30, 2015	17,968,814	1,798	184,550,032	35,615	(87,259,996)	97,327,449

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(27,064,255)	$(21,897,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,000	115,000
Stock-based compensation expense	4,484,815	3,311,123
Amortization of premium paid on marketable securities	157,665	150,891
Net gain on sale of marketable securities	(1,609)	(3,443)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	766,103	(442,980)
Related party receivable	—	199,615
Accounts payable and accrued expenses	2,319,249	(614,705)
Deferred grant revenue	214,601	(213,572)
Net cash used in operating activities	(19,008,431)	(19,395,852)
Cash flows from investing activities
Purchase of marketable securities	(88,084,690)	(16,246,878)
Redemption of marketable securities	38,911,353	19,830,272
Net cash used in investing activities	(49,173,337)	3,583,394
Cash flows from financing activities
Proceeds from issuance of common stock, net	64,106,372	—
Proceeds from exercise of stock options	354,751	101,464
Net cash provided by financing activities	64,461,123	101,464
Net decrease in cash and cash equivalents	(3,720,645)	(15,710,994)
Cash and cash equivalents at beginning of period	25,007,217	44,200,420
Cash and cash equivalents at end of period	$21,286,572	$28,489,426

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

September 30, 2015

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

3. Liquidity and Capital Resources

As of September 30th, 2015, the Company have approximately $104.0 million in cash, cash equivalents, short and long-term investment securities. The Company primarily invest cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Prepaid third-party vendor costs	237,115	654,643
Prepaid insurance	178,861	46,748
Deposits	117,276	106,243
Other Receivable	337,453	829,174
Total	$870,705	$1,636,808

5. Furniture and Fixtures

Furniture and fixtures consist of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Office furniture and fixtures	$460,000	$460,000
Less accumulated depreciation	(345,000)	(230,000)
Furniture and fixtures, net	$115,000	$230,000

Depreciation expense was $115,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. Depreciation expense was 38,333 for the three-month period ended September 30, 2015 and 2014, respectively.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and cash equivalents	$21,286,572	$—	$—	$21,286,572
Short-term investments	21,024,540	10,648,795	—	31,673,335
Long-term investments	30,395,575	20,601,953	—	50,997,528
Total assets at fair value	$72,706,687	$31,250,748	$—	$103,957,435

	December 31, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$25,007,217	$—	$—	$25,007,217
Short-term investments	28,976,147	—	—	28,976,147
Long-term investments	4,644,820	—	—	4,644,820
Total assets at fair value	$58,628,184	$—	$—	$58,628,184

The following is a summary of cash equivalents and available-for-sale investments held by the Company at September 30, 2015 and December 31, 2014:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$19,406,548	$—	$—	$19,406,548

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	6,822,335	321	(946)	6,821,710
Federal farm credit bank	3,879,143	503	—	3,879,646
Federal home loan bank	10,322,480	1,412	(708)	10,323,184
Freddie Mac	—	—	—	—

Certificate of Deposits	10,647,190	2,045	(440)	10,648,795

Total Short-term investments	31,671,148	4,281	(2,094)	31,673,335

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	1,005,973	—	(1,319)	1,004,654
Federal farm credit bank	2,990,012	4,728	—	2,994,740
Federal home loan bank	14,938,472	25,483	(971)	14,962,984
Freddie Mac	11,426,161	7,241	(205)	11,433,197

Certificate of Deposits	20,603,482	1,116	(2,645)	20,601,953

Total Long-term investments	50,964,100	38,568	(5,140)	50,997,528

Total	$102,041,796	$42,849	$(7,234)	$102,077,411

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$23,012,140	$—	$—	$23,012,140

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,863,371	2,338	—	4,865,709
Federal farm credit bank	11,432,340	3,575	(73)	11,435,842
Federal home loan bank	6,859,294	2,381	(567)	6,861,108
Freddie Mac	5,811,405	2,133	(50)	5,813,488
Total Short-term investments	28,966,410	10,427	(690)	28,976,147

Long-term investments:
Fixed-income treasury portfolio:
Federal farm credit bank	1,000,455	—	(1,126)	999,329
Federal home loan bank	2,250,965	—	(3,426)	2,247,539
Freddie Mac	1,400,136	—	(2,184)	1,397,952
Total Long-term investments	4,651,556	—	(6,736)	4,644,820
Total	$56,630,106	$10,427	$(7,426)	$56,633,107

At September 30, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at September 30, 2015 and December 31, 2014.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Accrued research and development costs	$4,260,276	$1,762,997
Accrued compensation	1,244,718	1,696,728
Short-term portion of deferred revenue	822,604	485,714
Accrued professional fees	309,529	164,389
Other accrued liabilities	155,964	364,014
Total	$6,793,091	$4,473,842

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

As of September 30, 2015 and December 31, 2014, the Company was authorized to issue 33,750,000 shares of common stock.

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

In January 2013, the Company issued warrants to purchase up to 99,529 shares of the Company’s common stock. The warrants became exercisable during January 2014. The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00. The term of the warrants is five years and they expire on January 28, 2018.

9. Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated balances for each component of other comprehensive gain (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$14,061	$7,919	$3,000	$(43,775)
Other comprehensive income (loss) before reclassification	21,554	10,999	34,224	63,326
Amounts reclassified from accumulated other comprehensive income (loss)*	—	(2,810)	(1,609)	(3,443)
Total other comprehensive income	21,554	8,189	32,615	59,883

Balance at end of period	$35,615	$16,108	$35,615	$16,108

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(9,233,076)	$(6,885,157)	$(27,064,255)	$(21,897,781)
Basic and diluted weighted-average common shares	17,515,895	12,950,027	17,196,840	12,922,117
Basic and diluted net loss per share	$(0.53)	$(0.53)	$(1.57)	$(1.69)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the nine-month periods ended September 30, 2015 and 2014, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Nine Months Ended September 30
	2015	2014
Restricted stock	449,068	310,653
Options outstanding	2,145,536	1,633,092
Warrants	99,529	99,529
Total	2,694,133	2,043,274

11. Revenue

The Company has not generated any revenue from product sales and it has generated minimal revenues to date, all relating to $2.5 million in research grants received from the Leukemia and Lymphoma Society, or LLS. In the future, the Company may generate revenue from product sales. In October 2013, the Company entered into an agreement with The Leukemia and Lymphoma Society (“LLS”), which among other activities, sponsors research relating to hematologic cancers. LLS has agreed to provide funding to the Company of up to $3.5 million based on the achievement of certain milestones. The Company could receive the additional $1.0 million based on the completion of certain additional milestone events. The Company has recognized approximately $0.4 million of revenue related to this funding for the nine-month period ended September 30, 2015, which reflects nine months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. This agreement terminates when there are no longer any payment obligations.

12. Income Taxes

The Company did not record an income tax provision or benefit for the nine and three-month periods ended September 30, 2015 and 2014, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of September 30, 2015, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of September 30, 2015, there were 762,679 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $4.5 million and $3.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the nine-month periods ended September 30, 2015 and 2014.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$1,047,970	$857,716	$2,717,766	$2,212,611
General and administrative	703,943	431,310	1,767,049	1,098,512
Total	$1,751,913	$1,289,026	$4,484,815	$3,311,123

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average volatility	76.00%	87.92%	78.75%	88.90%
Weighted-average risk-free interest rate	1.76%	1.90%	1.84%	1.98%
Weighted-average expected term in years	6.17	6.3	6.16	6.2
Dividend yield	0%	0%	0%	0%

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

For the nine-month period ended September 30, 2015, the Company issued 86,736 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $354,751. As of September 30, 2015, there was approximately $8.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.49 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,643,532	$8.64
Options granted	597,775	14.86
Options exercised	(86,736)	4.09
Options forfeited	(9,035)	4.09
Outstanding at September 30, 2015	2,145,536	$10.57	7.31	$8,981,187
Options exercisable at September 30, 2015	1,114,461	$5.90	5.91	$7,974,638

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2015 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $1.1 million for the nine-month period ended September 30, 2015.

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

The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	283,446	$19.36
Shares granted	238,832	14.65
Shares vested	(73,210)	17.97
Shares forfeited	—	—
Outstanding at September 30, 2015	449,068	$17.08

For the nine-month period ended September 30, 2015, the Company granted 238,832 shares of restricted stock, at a weighted-average grant date fair value of $14.65 per share amounting to approximately $3.5 million in total aggregate fair value. As of September 30, 2015, 449,068 shares remained unvested and there was approximately $4.7 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.8 years. The total fair value of restricted stock vested during the nine-month periods ended September 30, 2015 and September 30, 2014 was approximately $1.3 million and $0.6 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.3 million and $0.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the nine months ended September 30, 2015, the Company recorded approximately $16,925 of compensation expense, related to participation in the 2015 ESPP.

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

Under the Company’s license agreements, upon achieving certain milestones largely consisting of late stage clinical trial events and marketing approval and sales, the Company could be required to pay up to a total of $112.9 million in future periods. From inception through September 30, 2015, the Company has paid or accrued $3.4 million in payments resulting from such agreements. Royalty payments, largely single digit, are payable on commercial sales of certain products.

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

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming composition of a shortened variant of the IL-13Rα2 peptide (the “UP Agreement”) utilized by Stemline in its SL-701 composition. The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company is required to pay annual fees, milestone payments (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), and, upon regulatory approval, single-digit royalty payments on net sales, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

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

CanBas, Ltd.

On December 26, 2014, the Company entered into a license agreement with CanBas, Ltd. (“CanBas”) for SL-801. SL-801 is a small molecule inhibitor of XPO1. Under the terms of the agreement, CanBas has granted the Company an exclusive, royalty-bearing, worldwide (excluding Japan, Korea, China and Taiwan) license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, and any products containing or comprising such compound in finished dosage pharmaceutical form. The patent rights exclusively licensed to the Company under the agreement, which include issued patents in the U.S. and abroad, cover both composition of matter and use of SL-801. The Company has additional pending patent applications directed to SL-801 which would provide additional protection, should they issue, in certain non-U.S. territories.

The Company is responsible to pay annual technical advisory fees over the next four years totaling 430 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, the Company must pay CanBas tiered royalties based on aggregate net sales, by the Company or its sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, the Company may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. The Company has sublicensing rights under this agreement, in which the Company would pay CanBas a standard percentage of the payments received by the Company from a sublicensee.

The Company must exercise commercially reasonable efforts to develop and commercialize a licensed product and to achieve certain regulatory milestones within certain periods, subject to extensions based on unforeseen technical, scientific, intellectual property or regulatory issues.

The agreement survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which the Company’s license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. The Company may terminate the license for any or no reason upon 60 days advance written notice to CanBas. If either party breaches a material obligation under the agreement and such obligation is not cured within a specified period of time following written notice from the other party, then the non-breaching party may terminate the agreement upon an additional written notice.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 and 2015, the Company entered into new work order agreements with this vendor totaling approximately $4.1 million, with services to be rendered on these agreements through 2015. The Company has received and paid for services relating to these agreements in the amount of $3.4 million.

The Company has agreements with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $15.2 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2015	$151,875
2016	303,750
$455,625

Rent expense charged to operations was $455,952 and $455,717 for the nine-month periods ended September 30, 2015 and 2014, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

15. Subsequent Events

On October 27, 2015 (the “Separation Date”), the Company and Eric Rowinsky, M.D. agreed to a separation whereby he would depart from his position as the Company’s Executive Vice President, Chief Medical Officer and Head of Research and Development. Dr. Rowinsky will continue to serve as a consultant to the Company.

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

SL-401

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R, present on tumor bulk and CSCs of a variety of hematologic cancers. SL-401 has completed the lead-in stage of its pivotal trial in blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and patients are currently being enrolled in the expansion stage of this pivotal trial. SL-401 is also currently being evaluated in clinical studies in additional cancers, including acute myeloid leukemia, or AML, and several high-risk myeloproliferative neoplasms, or MPN. Clinical studies for SL-401 are also planned in other indications including myeloma. Priority clinical studies include:

•                  SL-401 pivotal trial in BPDCN. We are currently enrolling patients in the expansion stage of our SL-401 pivotal trial focusing on relapsed/refractory BPDCN for potential registration. This follows completion of the lead-in stage of this trial which evaluated multi-cycle SL-401 administration in escalating doses up to 12 µg/kg/day for 5 days repeated every 3 weeks in patients with first-line and relapsed/refractory BPDCN or relapsed/refractory AML. The lead-in confirmed the dose and schedule for the current expansion stage and demonstrated a safety and efficacy profile generally in-line with a previous Phase 1/2 trial which evaluated SL-401 single cycle administration and reported adverse events including capillary leak syndrome and transaminitis, along with major objective responses, including complete responses, or CRs, in BPDCN and relapsed/refractory AML (Frankel in Blood, 2014). Also, in the lead-in, no cumulative side effects were observed to date after multiple cycles of SL-401. A maximum tolerated dose, or MTD, was not identified in BPDCN. Major objective responses, including complete responses, or CRs, were observed in BPDCN. Patients are currently being enrolled in the expansion stage of the SL-401 pivotal trial in BPDCN. This single-arm open-label trial is enrolling patients with relapsed/refractory BPDCN at a dose of 12 µg/kg/day for 5 days, repeated every 3 weeks. The trial is being expanded to additional sites in North America and Europe, and is designed to support potential registration.

•                  SL-401 clinical trial in AML in complete remission with minimum residual disease, or MRD. Historically, chemotherapy has been effective inducing CRs in early stage AML patients but response durability and relapse rates have been suboptimal (Buchner in Journal of Clinical Oncology, 2012). Recent work has identified the presence of microscopic disease, or minimal residual disease, or MRD, in the bone marrow of many AML patients in CR after chemotherapy indicating that leukemic cells are often still present despite seemingly successful standard therapy (Hourigan in Nature Reviews Clinical Oncology, 2013). The presence of MRD in the bone marrows of such AML patients has been associated with a high risk of relapse and worse overall prognosis (Chen in Journal of Clinical Oncology, 2015; Freeman in Journal of Clinical Oncology, 2013; Walter in Leukemia, 2015; Jorgensen in Clinical Lymphoma Myeloma and Leukemia, 2011; Terwijn in Journal of Clinical Oncology, 2013). Recent work attempting to understand MRD has demonstrated a preponderance of immature cancer stem cell-like, or CSC-like, cells (Terwijn in PLoS One, 2014; Gerber in Blood, 2012) and IL-3R positivity (Roug in British Journal of Haematology, 2014; Konopleva unpublished), consistent with the view that AML CSCs comprise MRD, are not adequately killed by traditional therapies, and may be a key contributor to treatment failure and relapse. The objectives of this clinical study of SL-401 in AML patients in CR with MRD are to determine 1) safety and dose, 2) SL-401’s ability to convert MRD positivity to negativity, and 3) whether CR duration can be augmented in this setting. This trial has a lead-in dose escalation component and is currently open.

•                  SL-401 clinical trial in advanced high-risk myeloproliferative neoplasms (MPN). Certain high-risk MPNs, including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia, may derive from an IL-3R+ progenitor cell and express IL-3R (Pardanani in Leukemia, 2015; Brooks in Blood, 2013; Orazi in Modern Pathology, 2006). We believe that MPNs may represent a potential accelerated approval path for SL-401, similar to BPDCN, if robust clinical activity can be demonstrated. The objectives of this clinical study of SL-401 in MPN are to determine safety, dose and efficacy. This trial has a lead-in dose escalation component and is currently open.

SL-401 clinical trials are also currently planned in other indications including myeloma. In previous studies, plasmacytoid dendritic cells, or pDCs, the, cells which when malignant become BPDCN, were found to be present in large numbers in the bone marrow microenvironment of patients with multiple myeloma (Chauhan in Cancer Cell, 2009).  These IL-3R+ pDCs were also found to possess growth-promoting interactions with their neighboring myeloma cells, as well as additional interactions with immune effector T cells and natural killer, or NK, cells in the myeloma bone marrow milieu (Ray in Leukemia, 2015). In preclinical studies, SL-401 has been shown to possess an anti-myeloma effect both directly against myeloma cells as well as indirectly via inhibition of surrounding pDCs (Chauhan in Journal of Clinical Oncology, 2013; Chauhan in Journal of Clinical Oncology, 2014). SL-401 has also demonstrated synergy with several standard anti-myeloma agents, including pomalidomide in preclinical studies of myeloma (Ray in Blood, 2014). Clinical studies are currently planned with SL-401 in combination with pomalidomide in myeloma patients. Additionally, the interactions of immune effector cells, including pDCs, in the myeloma tumor microenvironment may provide a rationale for combining SL-401 with immune checkpoint inhibitors in the future to block these interactions and restore T cell function.

SL-701

SL-701 is an immunotherapy designed to activate the immune system to attack tumors. SL-701 is comprised of three synthetic tumor-specific peptides, two of which are mutant and selected for potentially enhanced immune effects, that are designed to direct the immune system to their corresponding cell surface targets overexpressed on tumors including glioblastoma multiforme, or GBM, and other brain cancers. SL-701 is currently being developed in adult patients with second-line GBM. Clinical trials include:

•                  Previous investigator-sponsored Phase 1/2 trials. An earlier version of this therapy, which utilized poly-ICLC, a toll-like receptor 3 (TLR3) agonist shown to activate NK cells and CD8+ T cells as the immunostimulant adjuvant, demonstrated major objective responses, including complete responses, or CRs, and partial responses, or PRs, in previous Phase 1/2 investigator-sponsored trials in advanced adult and pediatric brain cancers. Of note, some of these responses were observed late, and occurred after at least 12 months of therapy.

•                  Corporate-sponsored SL-701 trial — initial stage. In our corporate-sponsored trial in adult patients with second-line GBM, SL-701 was administered with different adjuvants, GM-CSF and Imiquimod, relative to the previous study. In the initial stage of this study, objective responses have yet to be reported and patients continue to be followed for progression free survival, or PFS, overall survival, or OS, and late response.

•                  Corporate-sponsored trial — next stage. During the next stage of the trial, we plan to combine SL-701 with poly-ICLC in order to more closely simulate the regimen of the previous study that was associated with multiple major objective responses. In addition, we plan to add bevacizumab to the regimen as we believe there are emerging data that anti-angiogenic therapies may combine well with immunotherapy approaches, particularly therapeutics targeting vascular endothelial growth factor receptor (VEGF-R), e.g. bevacizumab, since activation of this pathway may inhibit the antitumor effects of immunotherapy.

•                  Potential future studies with SL-701. We are also considering future studies that combine SL-701 with certain immuno-oncology agents, such as immune checkpoint inhibitors.

SL-801

SL-801 is a novel oral small molecule reversible inhibitor of nuclear transport directed to Exportin-1, or XPO1, a clinically validated target. SL-801 has demonstrated broad in vitro and in vivo preclinical activity in a wide array of solid and hematologic malignancies. We intend to advance this compound into Phase 1 disease-directed proof-of-concept clinical studies in both solid and hematologic cancers.

Additional IL -3R-directed programs, discovery platform, CSC intellectual property

Our preclinical pipeline includes SL-801 as well as next generation IL-3R-targeted compounds, SL-501 and SL-101. We have also built an innovative drug discovery platform, and an extensive intellectual property portfolio including some of the earliest patents in the CSC area.

We have devoted substantially all of our resources to advancing our clinical stage candidates into and through clinical trials, formulating a clinical and regulatory development strategy, manufacturing our product candidates, developing our preclinical pipeline, optimizing our drug discovery platform, fortifying our intellectual property portfolio, identifying and acquiring additional product and technology rights, providing general and administrative support for these operations, and raising capital. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through September 30, 2015, we raised $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013. During the first quarter of 2015, we raised additional gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses) from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net losses from operations for the nine months ended September 30, 2015 and 2014 were $27.1 million and $21.9 million, respectively.  We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to $2.5 million in research grants received from the Leukemia and Lymphoma Society, or LLS. In the future, we may generate revenue from product sales. In October 2013, we entered into an agreement with The Leukemia and Lymphoma Society (“LLS”), which among other activities, sponsors research relating to hematologic cancers. LLS has agreed to provide funding to us of up to $3.5 million based on the achievement of certain milestones. We could receive the additional $1.0 million based on the completion of certain additional milestone events. We have recognized approximately $0.4 million of revenue related to this funding for the nine-month period ended September 30, 2015, which reflects nine months of revenue recognized on a straight line basis, based on our best estimates of work performed and qualifying costs incurred. This agreement terminates when there are no longer any payment obligations.

If we fail to complete the development or obtain regulatory approval for our product candidates in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SL-401	3,274,049	2,775,142	9,872,535	7,661,959
SL-701	1,106,562	362,918	2,955,219	2,666,035
SL-801	643,823	—	1,572,770	—
Personnel expenses	2,139,920	1,839,713	6,415,266	5,278,641
Other expenses	176,505	1,518	759,953	580,100
Total	7,340,859	4,979,291	21,575,743	16,186,735

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. The primary functions included in our general and administrative expenses are legal, finance, human resources, investor relations, and business development departments. Other general and administrative expenses include facility costs, insurance expenses and professional fees for legal, intellectual property, consulting and accounting services.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the nine months ended September 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition Accounting Standards Update, Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016. We expect to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued a new Accounting Standards Update ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance is effective for annual periods ending after December 15, 2017 and interim periods within annual periods beginning after December 15, 2017.  Early adoption is permitted for annual periods and interim periods beginning after December 15, 2016.  We expect to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Research and development expense. Research and development expense was $7.3 million for the quarter ended September 30, 2015, compared with $5.0 million for the quarter ended September 30, 2014, representing an increase of $2.3 million. The higher expenses during the third quarter were primarily attributable to the ramp up of SL-401 and SL-701 clinical activities. Also, we incurred costs relating to SL-801 for investigational new drug, or IND-enabling studies.

General and administrative expense. General and administrative expense was $2.2 million for the quarter ended September 30, 2015, compared with $2.0 million for the quarter ended September 30, 2014, representing an increase of $0.2 million. The higher costs were primarily attributable to an increase in non-cash stock based compensation expense relating to administrative employees.

Interest income. Interest income was $137,123 for the quarter ended September 30, 2015, compared with $40,136 for the quarter ended September 30, 2014. The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our secondary equity offering during the first quarter of 2015.

Comparison of Nine Months Ended September 30, 2015 and 2014

Research and development expense.  Research and development expense was $21.6 million for the nine months ended September 30, 2015, compared with $16.2 million for the nine months ended September 30, 2014, representing an increase of $5.4 million.  The increase in expenses during the current year was primarily attributable to the ramp up of SL-401 and SL-701 clinical and manufacturing activities that generated an increase in costs of $2.4 million. Additionally, we incurred costs of $1.6 million related to advancement of SL-801 IND filing and manufacturing expenses during the nine months ended September 30, 2015.  We also incurred $1.3 million in higher salary and non-cash stock based compensation expense due to the hiring of additional employees to manage and administer the SL-401, SL-701, and SL-801 clinical trials.

General and administrative expense.  General and administrative expense was $6.2 million for the nine months ended September 30, 2015, compared with $6.1 million for the nine months ended September 30, 2014, representing an increase of $0.1 million.  We incurred a $0.7 million increase in non-cash stock based compensation expense which was partially offset by lower states taxes based upon capital and consulting fees.

Interest income.  Interest income was $259,064 for the nine months ended September 30, 2015, compared with $126,189 for the nine months ended September 30, 2014.  The higher income is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our secondary equity offering during the first quarter of 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2015, our cash, cash equivalents and short and long-term investments totaled $104.0 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our Secondary Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock, and issuances of convertible debt.  To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through September 30, 2015, we received net proceeds of $165.7 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes. In the first quarter of 2015, we completed an underwritten follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share and the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share (the “Secondary Offering”). Aggregate gross proceeds from the Secondary Offering were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(19,008,431)	$(19,395,852)
Net cash provided by/used in investing activities	(49,173,337)	3,583,394
Net cash provided by financing activities	64,461,123	101,464
Net decrease in cash and cash equivalents	$(3,720,645)	$(15,710,994)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the nine months ended September 30, 2015 and 2014 primarily resulted from research and development expenses as we ramped up our clinical activities relating to SL-401, SL-701, and SL-801. Additional research and development costs also include chemistry, manufacturing and controls, or CMC, related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash used in financing activities for the nine months ended September 30, 2015 and 2014 reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the nine months ended September 30, 2015 resulted primarily from our Secondary Offering and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses). The net cash provided by financing activities for the nine months ended September 30, 2014 resulted primarily from the exercise of stock options.

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

Expected Cash Requirements for Contractual Obligations

Our expected cash requirements for contractual obligations are described in more detail in our 2014 Form 10-K. As of September 30, 2015, there have been no significant changes to our expected cash requirements for contractual obligations as reported in our 2014 Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of September 30, 2015, we had federal net operating loss carryforwards of approximately $57.4 million. We also had federal tax credits of approximately $8.5 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2035. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At September 30, 2015, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $104.0 million as of September 30, 2015 and $58.6 million as of December 31, 2014, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2015 and December 31, 2014, all of our liabilities were denominated in our functional currency.

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

We have incurred net losses from operations from our inception through September 30, 2015 of approximately $99.4 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and SL-801, we will lose our rights to develop and commercialize those product candidates.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of November 6, 2015, we had 27 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our product candidates. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action.

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

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. The Supreme Court upheld the ACA in the main challenge to the constitutionality of the statute in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. While other challenges remain to portions of the ACA, these two cases were generally viewed as the only existential threats to the statute that have been raised so far. Proposals to expand the Medicaid drug rebate program to the Medicare Part D program (or to provide authority for the government to negotiate drug prices under the Medicare Part D program) are likely to be presented to Congress in 2015 by the current Administration, but are unlikely to be implemented by the new Republican Congress. In general, we cannot predict the impact that the ACA or any other legislative or regulatory proposals will have on our business. Regardless of whether or not the ACA is changed or modified by Congress or the Supreme Court, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using SL-401 to treat AML, BPDCN, and MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications, including an issued patent in Australia, that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we do not have any composition of matter patent protection although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. With respect to SL-801, we licensed issued patent in the U.S. and abroad directed to composition of matter for the SL-801 compound. While we have patent applications pending in the United States and Canada directed to our StemScreen™ technology, we currently have no issued patents covering StemScreen™.

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

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $8.25 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 30.3% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

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

Date: November 6, 2015	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.