Form 10-K
period 2015-12-31
STEMLINE THERAPEUTICS INC
filed 2016-03-14
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

750 Lexington Avenue

Eleventh Floor

New York, New York 10022

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large-accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $ 183,407,602 as of June 30, 2015, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 19,005,263 shares of the registrant’s common stock outstanding as of March 14, 2016.

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

• the success and timing of our preclinical studies including IND enabling studies;

• the ability of our product candidates to successfully perform in clinical trials;

• our ability to obtain and maintain approval of our product candidates for trial initiation;

• our ability to manufacture and the performance of third-party manufacturers;

• the performance of our clinical research organizations, clinical trial sponsors and clinical trial investigators; and

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

Item 1.  Business

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics. We are currently developing three clinical stage product candidates: SL-401, SL-701, and SL-801.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123), present on a wide range of hematologic cancers. SL-401 is being advanced through a Phase 2 registration-directed clinical trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. Data from the initial stage of this ongoing trial demonstrated a high overall response rate, or ORR, with multiple complete responses, or CRs. Patients continue to be followed for overall response, response duration, progression free survival, or PFS, and overall survival, or OS. New patients are also enrolling into the study. We believe that results from this trial could potentially support registration in the United States. Clinical studies with SL-401 are also open in additional malignancies including acute myeloid leukemia, or AML, in CR with minimal residual disease, or MRD, and high-risk myeloproliferative neoplasms, or MPNs.

SL-701 is an immunotherapy designed to activate the immune system to attack tumors. SL-701 is comprised of three short synthetic tumor-specific peptides, two of which are mutant and selected for potentially enhanced immune effects, that are designed to direct the immune system to their corresponding cell surface targets overexpressed on tumors including glioblastoma multiforme, or GBM. SL-701 in combination with bevacizumab (Avastin®) and an immunostimulant is currently being advanced through a Phase 2 trial in adult patients with second-line GBM.

SL-801 is a novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a key nuclear transport protein. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. We recently opened an investigational new drug, or IND, for SL-801 and are advancing SL-801 into a Phase 1 clinical trial in patients with advanced cancers.

Our Company

We were incorporated under the laws of the State of Delaware in August 2003. Our principal executive office is located at 750 Lexington Avenue, Eleventh Floor, New York, New York 10022 and our telephone number is (646) 502-2311.

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

Management

We are led by a team with extensive experience in managing biopharmaceutical companies and in oncology drug development, including:

•                  Ivan Bergstein, M.D. — Chairman, Chief Executive Officer and President. Dr. Bergstein is Chief Executive Officer and Founder of Stemline Therapeutics. He led Stemline through multiple private financings and ultimately its successful IPO and subsequent follow-on offerings, raising over $165 million as a public company. Dr. Bergstein’s early and broad intellectual property founded and positioned Stemline with deep domain expertise and a competitive advantage in the rapidly emerging cancer stem cell, or CSC, field of oncology. He then went on to manage the company’s evolution from early-stage research and development to current late clinical stage. Prior to founding Stemline, Dr. Bergstein was Medical Director of Access Oncology, Inc., a clinical stage oncology-focused biotechnology company where he was a key member of a small team responsible for the acquisition and development of the company’s clinical stage assets and ultimately the sale of the company to Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX). Previously, he was a senior biopharmaceuticals analyst at a Wall Street-based firm that advised funds on investment opportunities in public companies with late clinical stage assets. He received a BA in mathematics from the University of Pennsylvania and was elected to the Pi Mu Epsilon National Mathematics Honor Society, an MD from the Mount Sinai School of Medicine where he was elected to the Alpha Omega Alpha Honor Medical Society, received the Merck Award for Clinical Excellence, and subsequently completed an internship in general surgery. He then became the Jerome A. Urban Post-Doctoral Research Fellow at the Cornell University Medical College where he studied and published work relating to Wnt genes in human breast cancer. He then went on to complete an internal medicine residency and hematology-oncology fellowship at the New York Presbyterian Hospital—Weill Medical College of Cornell University where he studied and published work on gene therapy manipulations of the sonic hedgehog pathway. He currently holds a voluntary faculty position at the New York Presbyterian Hospital — Weill Medical College of Cornell University.

•                  Kenneth Hoberman — Chief Operating Officer. Mr. Hoberman has extensive financial, accounting, investor relations, corporate governance and business development experience including M&A, strategic alliances and partnerships both domestic and international. His operational expertise includes regulatory oversight, human resources, manufacturing and clinical development. He was previously Vice President of Corporate and Business Development of Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX), where he was instrumental in the success of the company. He also helped secure multiple sources of capital including over $200 million in equity investments through public and private offerings. He also initiated and executed a $100 million strategic alliance and originated, negotiated and closed dozens of licensing and operational contracts, helping to grow the company’s market capitalization to over $1 billion. He also led the team that originated, in-licensed, and developed Auryxia™ which was approved by the FDA in September 2014. He is on the Board of Directors of TG Therapeutics, Inc. (Nasdaq: TGTX). He received a B.S.B.A. in Finance from Boston University and completed post-baccalaureate studies at Columbia University.

•                  David Gionco — Vice President of Finance and Chief Accounting Officer. Mr. Gionco was previously Vice President, Chief Financial Officer and Chief Accounting Officer of Savient Pharmaceuticals, Inc. where he oversaw the finance function for the organization and was instrumental in helping to grow the company, raising over $350 million. Prior to this, Mr. Gionco held audit, corporate accounting, financial planning, finance and controller roles at companies including Merck & Co., Inc. (“Merck”) and, previously, Medco Health Solutions, Inc., which was acquired by Merck during his tenure. At Merck, Mr. Gionco held various financial and accounting positions of increasing responsibility. Mr. Gionco also held senior financial positions at Progenics Pharmaceuticals, Inc. (Nasdaq: PGNX) and Odyssey Pharmaceuticals, Inc. (a subsidiary of Pliva, Inc., now Teva Pharmaceutical Industries Ltd. (NYSE: TEVA)).  Mr. Gionco previously had 7 years of financial auditing experience with a major public accounting firm.  Mr. Gionco holds a B.S. in Accounting from Fairleigh Dickinson University and an MBA in Finance from Rutgers University. Mr. Gionco is a Certified Public Accountant in the State of New York.

Strategy

Our goal is to build a leading biopharmaceutical company focused on improving the lives of cancer patients by developing and commercializing innovative oncology therapeutics. The fundamental components of our business strategy to achieve this goal include the following:

•                  Develop and commercialize SL-401 in multiple cancers.  We have advanced SL-401 into a potentially pivotal Phase 2 trial of patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. We have also opened Phase 1/2 clinical trials, and are enrolling patients, in additional indications including 1) acute myeloid leukemia, or AML, in complete remission, or CR, with minimum residual disease, or MRD, and 2) myeloproliferative neoplasms, or MPNs, that include mastocytosis, hypereosinophilic syndrome, myelofibrosis, and chronic myelomonocytic leukemia. We also intend to pursue additional indications including multiple myeloma.

•                  Develop and commercialize SL-701 in brain cancer.  We have advanced SL-701 into a Phase 2 trial in adult patients with second-line glioblastoma multiforme, or GBM. Patients are currently enrolling into the study and being treated with SL-701 in combination with bevacizumab (Avastin®) and an immunostimulant.

•                  Develop and commercialize SL-801 in multiple cancer types.  We have opened an IND and are advancing SL-801 into a Phase 1 trial in patients with advanced solid cancers and also may pursue its development in hematologic cancers in the future.

•                  Develop commercialization capabilities in North America and Europe.  It is our intention to build out a commercial infrastructure to market and sell our product candidates if and when they attain marketing approval in the United States, Canada, and potentially Europe. However, we will remain opportunistic in seeking strategic partnerships in these and other territories when advantageous to us.

SL-401

Overview

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123). IL-3R is overexpressed on multiple cancers including acute myeloid leukemia, or AML, chronic myeloid leukemia, or CML, myelodysplastic syndrome, or MDS, certain lymphomas including Hodgkin’s disease, multiple myeloma, or MM, blastic plasmacytoid dendritic cell neoplasm, or BPDCN, certain myeloproliferative neoplasms, or MPNs, and other malignancies.

Previously, SL-401 was evaluated in an investigator sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers; a trial which has since completed. In this trial, SL-401 administered over a single, five-day, cycle demonstrated anti-tumor activity, including multiple CRs, in both BPDCN and relapsed or refractory AML (Frankel et al. Blood 124, 2014; ASH 2013 Poster #2682; ASH 2015 Poster #3795).

We are currently advancing SL-401 through a potentially pivotal corporate-sponsored Phase 2 clinical trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. We are also currently advancing SL-401 through clinical trials in additional IL-3R expressing malignancies including acute myeloid leukemia, or AML, in CR with minimal residual disease, or MRD, and high-risk myeloproliferative neoplasms, or MPNs.

Design of SL-401 and mechanism of action

SL-401 is a novel biologic targeted therapy directed to the IL-3R (CD123). SL-401 consists of IL-3 recombinantly fused to a truncated diphtheria toxin payload. Mechanistically, the IL-3 domain of SL-401 directs its cytotoxic payload to IL-3R+ cells. SL-401 is then internalized by target cells, leading to intracellular release of the payload, inhibition of protein synthesis and cell death, or apoptosis. Given this novel mechanism of action, there is a potential to develop SL-401 not only as a single agent but also in combination with other therapies.

IL-3R is normally expressed on certain maturing hematopoietic cells, including maturing myeloid cells, B cells, dendritic cells, mast cells, basophils and eosinophils, and appears to be involved in cell maturation, differentiation, and survival. Importantly, IL-3R is not expressed to a significant degree on normal hematopoietic stem cells. IL-3R is, however, overexpressed on multiple hematological malignancies including AML, BPDCN, MDS, CML, B cell acute lymphoid leukemia, Hodgkin’s and certain aggressive non-Hodgkin’s lymphomas, hairy cell leukemia, and certain myeloproliferative neoplasms. In addition to expression on tumor bulk, IL-3R expression has been reported on the cancer stem cells, or CSCs, of multiple hematologic cancers including AML, CML, MDS, and potentially T-cell acute lymphoid leukemia. Elevated IL-3R expression has been correlated with poor patient prognosis. For example, as described by Vergez in Haematologica in 2011, a higher percentage of IL-3R-expressing, or IL-3R+, CSCs within a patient’s entire tumor correlates with poor outcome. In particular, AML patients with IL-3R+ CSCs that comprise greater than or equal to 1% of their entire leukemia were found to have a worse prognosis than patients with IL-3R+ CSCs that comprise less than 1% of their entire leukemia.

SL-401 preclinical activity

SL-401 has demonstrated preclinical in vitro and in vivo activity against a wide range of hematologic cancer types. In AML, SL-401 is highly active against both leukemia blasts (i.e., tumor bulk) and CSCs of a variety of human leukemia cell lines and primary leukemia cells from patients. In particular, SL-401 demonstrated potent cytotoxicity against leukemic cells in vitro in a dose-dependent fashion with concentrations that inhibit the growth of fifty percent (50%) of cells, or an IC50, in the low picomolar range. Notably, normal bone marrow stem cells were relatively insensitive to SL-401. SL-401 also exhibited anti-CSC activity. In particular, SL-401 inhibited AML colony formation, an assay for stem cell activity, compared with normal human bone marrow. As further validation of an anti-CSC effect, SL-401 reduced the incorporation and growth (i.e., tumorigenicity) of AML cells, relative to normal human bone marrow, when treated ex vivo and reimplanted into immunodeficient mice—indicating activity at the level of the CSC. In addition, SL-401 prolonged the survival of mice implanted with human leukemia xenografts compared with untreated mice.

In addition, SL-401 demonstrated very high potency against BPDCN cells from patients, with an IC50 in the femtomolar (10-15 molar) range. SL-401 has also demonstrated preclinical activity against a variety of additional hematologic cancers including certain rare IL-3R+ malignancies such as chronic eosinophilic leukemia, where it produced IC50 values in the low single-digit picomolar (10-12 molar)

range. SL-401 has also shown potent in vitro anti-leukemia activity against CML tumor bulk and CML CSCs, and increased survival in mouse models of human CML taken from patients who were resistant to tyrosine kinase inhibitors, or TKIs. SL-401 has also been shown to possess a synergistic anti-CML effect when used in combination with certain TKIs. SL-401 has also demonstrated potent in vitro anti-tumor activity against several lymphoid cancer types, including lymphoid leukemia (e.g. T cell acute lymphoid leukemia, or T-ALL), Hodgkin’s and non-Hodgkin’s lymphoma, and multiple myeloma, or MM. Interestingly, SL-401 appears to have both a direct as well as an indirect anti-MM effect, the latter seemingly caused by SL-401’s ability to target IL-3R+ hyperproliferative dendritic cells (the cells of origin of BPDCN) that appear to provide a novel immune-associated growth stimulus to their neighboring MM cells. This is notable for several reasons including the drug’s novel mechanism of anti-MM action as well as linking the MM and BPDCN diseases via a common plasmacytoid dendritic cell, and IL-3R, target. SL-401 has also been shown to have a synergistic effect against MM when combined with existing therapies including pomalidomide (Pomalyst®), lenalidomide (Revlimid®) and bortezomib (Velcade®). We believe these findings warrant clinical investigation of SL-401 in multiple myeloma.

Potentially pivotal Phase 2 clinical trial of SL-401 in BPDCN

Our ongoing potentially pivotal Phase 2 trial of SL-401 in BPDCN is a single arm, open-label, multicenter study. This trial consists of a lead-in, dose escalation stage that included BPDCN and relapsed refractory AML patients (Stage 1) and a subsequent expansion stage that is enrolling BPDCN patients (Stage 2) that utilizes the optimal dose and regimen identified in Stage 1. Stage 1 of the trial has been completed, and patients are currently being enrolled into Stage 2. This trial is designed to generate sufficient safety and efficacy data to support potential registration in BPDCN.

In December 2015, we reported initial data from Stage 1 and the ongoing expansion stage (Stage 2) of this trial at the 2015 American Society of Hematology (ASH) Annual Meeting. Twenty nine patients (15 BPDCN, 14 relapsed/refractory AML) including one compassionate use patient were enrolled in the ongoing study. This includes 6 BPDCN patients in Stage 2. The median age of BPDCN patients was 70.5 years (range 45-88) plus one compassionate use patient age 15 years. The data demonstrated that multiple consecutive cycles of SL-401 produced an 86% (12/14) overall response rate, or ORR, in BPDCN patients, with a 100% (9/9) ORR in first-line BPDCN patients and a 60% (3/5) ORR in relapsed/refractory BPDCN patients. Additionally, we reported four complete responses (CR) and four clinical complete responses (CRc). CRc is defined as a CR in all non-skin organ systems affected by disease, including bone marrow, with marked clearance of gross skin lesions but with residual microscopic-only disease detected by biopsy.

Interim data reported at ASH 2015 indicated that of nine evaluable BPDCN responders treated at 12 ug/kg/day, five were in remission and receiving SL-401 therapy, and two were successfully bridged to stem cell transplant (SCT).

In terms of safety, multiple consecutive cycles of SL-401 dosed up to 12 ug/kg/day demonstrated a manageable safety and tolerability profile, with no evidence of cumulative side effects over multiple cycles. Additionally, we developed dosing and safety parameters during the lead-in stage of the study that were designed to minimize the risk of severe capillary leak syndrome (CLS). Since implementation of these measures, severe CLS has not been observed at doses up to 12 ug/kg/day. Most common treatment related adverse events, all grades, were transaminase elevation (64%) and hypoalbuminemia (46%). Thrombocytopenia was also noted (25%).

The tables below summarize efficacy and safety presented at ASH 2015 from the lead-in (Stage 1) and initial expansion stage (Stage 2) of the ongoing Phase 2 trial in BPDCN.

Table 1. Overview of SL-401 Clinical Activity in BPDCN Presented at ASH 2015

Major objective responses

•                  86% (12/14) ORR in BPDCN (all lines)

•                  100% (9/9) ORR in first-line BPDCN; 100% (7/7) ORR in first-line BPDCN at 12 ug/kg/day

•                  60% (3/5) ORR in relapsed/refractory (r/r) BPDCN

Setting	All lines	All lines	First-line	First-line	r/r
Dose Group	All doses	[12] μg/kg	All Doses	[12] μg/kg	[12] μg/kg
n (total)	15	12	10	7	5
n (evaluable for response)	14	12	9	7	5
CR	4	3	4	3	—
CRc	4	4	4	4	—
PR	4	3	1	—	3
Major responses (CR+CRc+PR)	12	10	9	7	3
CR (%)	29%	25%	44%	43%	—
CR+CRc (%)	57%	58%	89%	100%	—
ORR (%)	86%	83%	100%	100%	60%

Table 2.  Overview of SL-401 Safety in BPDCN

Most common adverse events (AEs) (>15%; treatment-related)

	Treatment-related AEs		All AEs
	All grades	grade >=3[a]	All grades	grade >=3
Transaminase elevation	64%	43%	71%	43%
Hypoalbuminemia	46%	0%	54%	4%
Pyrexia	39%	0%	54%	7%
Nausea	36%	0%	46%	0%
Fatigue	32%	4%	43%	7%
Anemia	29%	25%	39%	29%
Thrombocytopenia	25%	21%	29%	25%
Chills	25%	0%	29%	0%
Decreased appetite	25%	0%	25%	0%
Hypotension	21%	0%	29%	7%
Edema peripheral	21%	0%	25%	0%
Weight increased	18%	0%	25%	0%
Lymphopenia	18%	14%	18%	14%
Capillary leak syndrome (CLS)	18%	11%	18%	11%

Dose levels, DLTs, and adjustments made in Lead-in (Stage 1)

•                  Cohort 1 (7 ug/kg/day): grade 5 CLS (BPDCN); cohort expanded to 6 patients and cleared

•                  Cohort 2 (9 ug/kg/day): no DLTs (n=3 patients); cohort cleared

•                  Cohort 3 (12 ug/kg/day): grade 4 CLS (BPDCN); cohort expanded to 6 patients and cleared

Since implementation of the following safety precautions, severe CLS has not been observed at doses up to 12 ug/kg/ day (n >10 patients): normal cardiac ejection fraction (LVEF) required at study entry; albumin of >3.2 g/dL required at study entry; if weight gain >1.5 kg from prior day, SL-401 held for > 1 day until stable; if albumin reduction to <3.0 g/dL or absolute reduction of 1.0 g/dL from pre-cycle baseline, SL-401 withheld for remainder of cycle (but may resume at next cycle); if transaminase elevation >5x ULN, SL-401 withheld for remainder of cycle (but may resume at next cycle).

•                  Cohort 4 (16 ug/kg/day): grade 5 suspected CLS (AML r/r); cohort expanded to 6 patients

•                  Cohort 4 (16 ug/kg/day): grade 3 infusion reaction (AML r/r); DLT in AML (r/r) in this cohort

Dose and schedule determined for expansion (Stage 2)

•                  BPDCN: 12 ug/kg/day (MTD not reached)

•                  AML (r/r): 12 ug/kg/day (MTD)

No cumulative side effects observed at, or below, 12 ug/kg/day after multiple consecutive cycles of SL-401

Abbreviations: MTD=maximum tolerated dose; DLT=dose limiting toxicity

Patient enrollment in the SL-401 potentially pivotal Phase 2 trial in BPDCN is ongoing and data from the trial continue to mature. Patients are being followed for, among other parameters, ORR, response duration, PFS and OS.

SL-401 has been granted Orphan Drug designation from the FDA and the European Medicines Agency (EMA) for the treatment of BPDCN and AML.  The FDA awarded Orphan Drug status to SL-401 for the treatment of AML in February 2011 and for BPDCN in June 2013. The EMA awarded Orphan Drug status to SL-401 for the treatment of AML in September 2015 and for BPDCN in November 2015.

SL-401 Clinical Trials in Additional Indications

AML in complete remission, or CR, with minimal residual disease, or MRD: SL-401 is currently being advanced through a clinical trial in AML in CR with MRD. Historically, chemotherapy has been effective in inducing CRs in early stage AML patients but response durability and relapse rates have been suboptimal (Buchner in Journal of Clinical Oncology, 2012). Recent work has identified the presence of microscopic disease, or minimal residual disease, or MRD, in the bone marrow of many AML patients in CR after chemotherapy indicating that leukemic cells are often still present despite seemingly successful standard therapy (Hourigan in Nature Reviews Clinical Oncology, 2013). The presence of MRD in the bone marrows of such AML patients has been associated with a high risk of relapse and worse overall prognosis (Chen in Journal of Clinical Oncology, 2015; Freeman in Journal of Clinical Oncology, 2013; Walter in Leukemia, 2015; Jorgensen in Clinical Lymphoma Myeloma and Leukemia, 2011; Terwijn in Journal of Clinical Oncology, 2013). Recent work attempting to understand MRD has demonstrated a preponderance of immature cancer stem cell-like, or CSC-like, cells (Terwijn in PLoS One, 2014; Gerber in Blood, 2012) and IL-3R positivity (Roug in British Journal of Haematology, 2014; Konopleva unpublished), consistent with the view that IL-3R+ AML CSCs comprise MRD, are not adequately eradicated by traditional therapies, and may be a key contributor to treatment failure and relapse. The objectives of this clinical study of SL-401 in AML patients in CR with MRD are to determine 1) safety and optimal dose in this indication, 2) SL-401’s ability to convert MRD positivity to negativity, and 3) whether CR duration can be extended by SL-401 relative to historical data. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) and is currently enrolling patients in Stage 1.

High risk myeloproliferative neoplasms, or MPN: SL-401 is currently being advanced through a clinical trial in advanced high-risk MPN. Certain high-risk MPNs, including systemic mastocytosis, advanced symptomatic hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia, may derive from an IL-3R+ progenitor cell and express IL-3R (Pardanani in Leukemia, 2015; Brooks in Blood, 2013; Orazi in Modern Pathology, 2006). We believe that MPNs may represent a potential accelerated approval path for SL-401, similar to BPDCN, if robust clinical activity can be demonstrated. The objectives of this clinical study of SL-401 in MPN are to determine safety, dose and efficacy. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) and is currently enrolling patients in Stage 1.

Multiple myeloma: SL-401 clinical trials are also currently planned in other indications including multiple myeloma. In previous studies, plasmacytoid dendritic cells, or pDCs, the cells which when malignant become BPDCN, were found to be present in large numbers in the bone marrow microenvironment of patients with multiple myeloma (Chauhan in Cancer Cell, 2009).  These IL-3R+ pDCs were also found to possess growth-promoting interactions with their neighboring myeloma cells, as well as additional interactions with immune effector T cells and natural killer, or NK, cells in the myeloma bone marrow milieu (Ray in Leukemia, 2015). In preclinical studies, SL-401 has been shown to possess an anti-myeloma effect both directly against myeloma cells as well as indirectly via inhibition of surrounding pDCs, a potentially novel immune-associated mechanism (Chauhan in Journal of Clinical Oncology, 2013; Chauhan in Journal of Clinical Oncology, 2014; Chauhan et al. Blood 2015). SL-401 has also demonstrated synergy with several standard anti-myeloma agents, including pomalidomide, in preclinical studies of myeloma (Ray in Blood, 2014). Clinical studies are currently planned with SL-401 in combination with pomalidomide in myeloma patients.

Potential SL-401 Indications

Blastic plasmacytoid dendritic cell neoplasm (BPDCN)

BPDCN is an aggressive hematologic cancer that carries a poor prognosis. BPDCN had been previously classified as blastic NK cell lymphoma, agranular CD4+/CD56+ hematodermic neoplasm, and plasmacytoid dendritic cell cancer. In 2008, this disease was renamed BPDCN by the World Health Organization, or WHO, due to its derivation from plasmacytoid dendritic cells, which are specialized immune cells. BPDCN is a rare malignancy most commonly affects middle-aged and older patients and is approximately three times more common in men than women.  This malignancy typically presents with skin lesions, as well as bone marrow involvement. BPDCN growth in the bone marrow results in decreased blood cell counts, which can lead to serious infections, fatigue, bleeding, and death. Although BPDCN responses have been reported with various combination chemotherapy regimens, overall prognosis remains poor. There are currently no approved therapies for BPDCN, and an optimal therapeutic regimen for BPDCN has not yet been established.

Acute myeloid leukemia (AML)

AML is a hematologic cancer characterized by dysregulated maturation of myeloid cells and failure of the bone marrow to properly function. AML is the most common type of acute leukemia in adults. Approximately 19,000 new AML cases occur annually in the United States, and approximately 27,000 new cases occur annually in Europe. The average age of an AML patient is 67 years. The National Cancer Institute estimated that the one-year survival rate for adult patients with AML was approximately 34%. The one-year survival rate for AML after first relapse is approximately 20%. Current first-line treatments for AML include chemotherapy drugs such as cytarabine in combination with an anthracycline such as daunorubicin. In certain circumstances, allogeneic stem cell transplantation is also used. In second-line AML, while there are currently no approved treatments, typical therapies include additional chemotherapy, often cytarabine again at various dosages and regimens. Despite a moderate to high proportion of patients obtaining a CR with first- and second-line chemotherapy, many of these responding patients still unfortunately have a high relapse rate and poor OS and thus are in need for additional measures for longer term benefit.

Myeloproliferative Neoplasms

A number of other rare hematologic diseases, each qualifying as an unmet medical need, express IL-3R including certain myeloproliferative syndromes, or MPNs, such as mastocytosis, clonal eosinophilic disorders, myelofibrosis, and chronic myelomonocytic leukemia. For a majority of patients with these conditions, there is no effective, disease modifying therapy.

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

Hairy cell leukemia

Hairy cell leukemia. Hairy cell leukemia, or HCL, is an uncommon hematological malignancy characterized by a clonal accumulation of abnormal B lymphocytes. Approximately 2,000 new cases of HCL occur annually in the United States. The median age at diagnosis is approximately 62 years with male predominance. Although the 6-year overall survival rate has been estimated to be approximately 80% and there are FDA approved therapies for HCL, including cladribine, pentostatin, and interferon, there is no permanent cure for the disease.

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

SL-701

Overview

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin, present on brain cancer. The synthetic peptides that correspond to IL-13Rα2 and survivin are novel artificially constructed mutants designed to be immunogenic to potentially amplify the clinical anti-tumor immune response.

High-grade gliomas, or HGGs, are the most aggressive brain cancers and have a poor prognosis. Treatment options are limited, particularly for adult patients with recurrent or refractory HGG, including glioblastoma multiforme, or GBM, and pediatric patients with HGG, including brainstem glioma, or BSG, and non-brainstem glioma, indications. In two completed investigator sponsored Phase 1/2 clinical trials, an earlier version of this therapy, delivered with an immunostimulant, poly-ICLC, demonstrated single agent anti-tumor activity, including multiple tumor shrinkages, disease stabilizations, and an overall survival signal, in adult and pediatric patients with HGG. There were major objective tumor responses (i.e., tumor regressions) reported in these studies, consisting of two CRs in GBM and six PRs. An additional patient achieved tumor shrinkage, in the form of a minor response, or MR, and another achieved prolonged disease free survival following complete surgical resection (i.e. a clinical complete response, or CRc) in these studies.

We have since advanced SL-701 into a corporate sponsored Phase 2 trial in adult patients with second-line GBM. In the initial stage of this trial, SL-701 was administered with different immunostimulants, GM-CSF and Imiquimod, relative to the previous investigation sponsored Phase 1/2 trials which used poly-ICLC as immunostimulant. Objective responses have yet to be reported and patients continue to be followed for progression free survival, or PFS, overall survival, or OS, and late response. During the current stage of this trial, we are using the poly-ICLC immunostimulant, a toll-like receptor 3 (TLR3) agonist shown to activate NK cells and CD8+ T cells, in order to more closely simulate the regimen of the previous trial that was associated with multiple major objective responses. In addition, we have added bevacizumab (Avastin®) to the regimen as we believe there are emerging data that anti-angiogenic therapies may enhance certain immunotherapy approaches such as SL-701. This trial is currently enrolling patients.

In January 2015, SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma.

Potential SL-701 Indications

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

The standard of care for newly diagnosed adult GBM is resection, if operable, followed by a combination of radiation and temozolomide (i.e., the Stupp regimen). Although this combination treatment has improved patient outcomes, 85% to 90% of patients ultimately relapse, with a median OS from diagnosis of 15 months. Bevacizumab (Avastin® Roche AG) received accelerated, but not full, approval for adults with recurrent or refractory adult GBM based, in part, on a response-rate endpoint. However, most recurrent patients receiving bevacizumab (Avastin®) do not have durable clinical benefit, and the median OS for these second-line patients is approximately eight to nine months. Currently, no therapies have been approved for GBM patients who fail bevacizumab, which carries a median OS of three to four months.

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

SL-801

SL-801 is a structurally novel, oral, small molecule that reversibly inhibits XPO1 (Exportin-1), also known as CRM-1 (Chromosome Region Maintenance-1), a nuclear transport protein. XPO1 has been shown to regulate nuclear export of many of the major tumor suppressor proteins and oncogenic cell growth regulators. Overexpression of XPO1 has been reported in many cancer types and is associated with aggressive tumor behavior and poor patient prognosis. Inhibition of XPO1 has been shown to restore tumor suppressor function and proper cell cycle regulation, leading to apoptosis of cancer cells. XPO1 has also been shown to be a clinically validated target in both solid and hematological cancers.

SL-801 has demonstrated broad and potent preclinical activity in a wide array of solid and hematologic tumors in both in vitro and in vivo xenograft experiments. In a screen against 240 cancer cell lines, SL-801 possessed strong anti-tumor activity, with 50% growth inhibitory (GI50) values less than 10 nM in 21.3% of cell lines and less than 100 nM in 95.8% of cell lines. As a single agent, SL-801 also significantly prolonged overall survival and inhibited tumor growth in several murine xenograft models of human multiple myeloma, as well as in xenograft models of acute lymphoblastic leukemia, non-small cell lung cancer and prostate carcinoma, in well-tolerated single-dose or multi-dose regimens. In contrast to the prototypical XPO1 inhibitor leptomycin B, which may bind irreversibly to XPO1 and caused significant toxicities in Phase 1 trials, data indicate that SL-801 binding to XPO1 is more reversible than leptomycin. SL-801’s ability to more reversibly bind XPO1 offers the potential to develop flexible dosing schedules that could enable recovery in normal tissues, mitigate side effects, broaden the therapeutic index, and enhance efficacy.

We recently opened an IND for SL-801 and are advancing SL-801 into corporate sponsored Phase 1 disease-directed, proof-of-concept trials initially in advanced solid cancers and potentially, in the future, hematologic cancers.

Patents and Proprietary Rights

Our intellectual property portfolio consists of 36 issued patents and over 45 pending applications in the U.S. and worldwide of both in-licensed and Stemline-originated inventions.

Patents and Proprietary Rights Covering Stemline’s Drug Candidates

We have an exclusive worldwide license to SL-401. These patent rights include issued U.S. Patents 8,470,307, 7,763,242 and 9,181,317 covering methods of treating AML, BPDCN and MDS that expire in 2027, as well as two issued and two allowed foreign patents.  There are additional pending U.S. applications directed to methods of using SL-401 to treat other diseases that, if issued, would also expire in 2027. In addition, we have filed foreign patent applications for the method of using SL- 401 to treat various diseases, although there can be no assurances that such patents will be issued. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-401 for the treatment of both AML and BPDCN and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009.”

We have an exclusive worldwide license to SL-701 component, IL-13Rα2 mutant, a non-exclusive worldwide license to SL-701 component, EphA2, and have filed U.S. and foreign patent applications to SL-701 component, survivin mutant. This intellectual property consists of an issued U.S. composition of matter patent (U.S. Patent 7,612,162) directed to an immunogenic mutant IL-13Rα2 peptide expiring in 2026, issued U.S. method of use patents (U.S. Patents 7,297,337 and 8,114,407) directed to the use of EphA2 peptide expiring in 2025 and 2026, issued U.S. method of use patent (U.S. Patent 8,859,488) directed to the combined use of IL-13Rα2 mutant and EphA2 peptides expiring in 2026, and pending U.S. and foreign patent applications directed to the use of an immunogenic mutant survivin peptide which, to the extent it issues, would be expected to expire in 2033. We also have additional pending patent applications directed to methods of using SL-701 components to treat certain diseases which if issued, for which there can be no guarantee, would provide additional protection in the United States and certain non-U.S. territories and would expire in 2025, 2031, or 2033. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-701 for the treatment of glioma and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009”.

We have an exclusive worldwide license (with the exception of Japan, Korea, Taiwan, and China) to SL-801. These patent rights include issued U.S. Patents 8,084,454 and U.S. Patent 8,415,357 covering composition of matter and uses of SL-801 that expire in

2030 and 2028, respectively, as well as six issued and three allowed foreign patents that expire in 2028. We also have additional pending patent applications directed to SL-801 which if issued, for which there can be no guarantee, would provide additional protection in certain non-U.S. territories and would expire in 2028.

We also in-licensed or own certain patent rights, which includes issued patents and pending patent applications in the U.S. and abroad, to our preclinical assets.

Patents and Proprietary Rights Covering Cancer Stem Cell, or CSC, Focused Intellectual Property

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

•                  Two pending U.S. patent applications filed in 2006 directed to CSC-directed therapies and regimens, including CSC-directed therapies and regimens for use in combination with companion diagnostics. Patent protection, to the extent it issues, would be expected to extend to 2027;

•                  A pending patent application that covers oligonucleotide-based oncology therapies, including CSC-targeted therapeutics, which target microRNA. Patent protection, to the extent it issues, would be expected to extend to 2022;

•                  A family of intellectual property covering methods to treat cancer through use of antibody-based compounds directed to IL-3Rα as well as composition of matter covering IL-3Rα-targeted antibody conjugates, including U.S. Patent 7,651,678; U.S. Patent 6,733,743; U.S. Patent 8,163,279; U.S. Patent 8,852,551; U.S. Patent 8,992,910; and other pending applications. Patent protection, to the extent it has or may issue, would be expected to extend to 2021 or 2028, as applicable; and

•                  Pending patent applications covering CSC-focused drug discovery, including a novel high throughput screen to discover compounds that target CSCs. Patent protection, to the extent it issues, would be expected to extend to 2025.

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

We must pay the University an initial license fee, and will pay the University annual license maintenance fees until the net sales of a licensed product exceed a specified amount. To date, we have paid an aggregate of approximately $50,000 in fees to the University under the agreement. We must also pay the University a customary low-single digit royalty for the license as a percentage of net sales of licensed products by us or our sublicensees, with standard provisions for royalty offsets to the extent we need to obtain any rights from third-parties to commercialize the licensed products. We must also pay a minimum annual royalty following the first commercial sale of a licensed product, but only to the extent the minimum annual royalty amount is greater than the annual royalty otherwise due.

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

CanBas, Ltd

License for SL-801

On December 26, 2014, we entered into a license agreement with CanBas, Ltd. for SL-801. SL-801 is a small molecule, reversible inhibitor of XPO1. Under the terms of the agreement, CanBas has granted us an exclusive, royalty-bearing, worldwide (excluding Japan, Korea, China and Taiwan) license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, and any products containing or comprising such compound in finished dosage pharmaceutical form, for the treatment of any disease or condition in humans. The patent rights exclusively licensed to us under the agreement are described in more detail above under “Patents and Proprietary Rights Covering Stemline’s Drug Candidates.”

We are responsible to pay annual technical advisory fees over the next three years totaling 330 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, we must pay CanBas tiered royalties based on aggregate net sales, by us or our sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, we may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. We have sublicensing rights under the agreement, subject to our paying to CanBas a standard royalty percentage of the payments we receive from a sublicensee.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are several biopharmaceutical companies whose primary focus appears to be developing therapies against CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc.  There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound.  These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Ignyta, Inc., Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others.  Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401 and SL-801, including AbbVie, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Inc., Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others.  There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.).  There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Competition for SL-401

There are a number of companies working to develop new treatments for AML and other hematologic cancers, including Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Boehringer Ingelheim, Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd.,

Epizyme, Inc., Genzyme Corporation (now a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others.

Competition for SL-701

There are a limited number of drugs used for the treatment of brain cancer, including Temodar® (Merck & Co., Inc.), nitrosoureas including Gliadel® (Eisai Co., Inc.), and Avastin® (Roche Holding AG). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

Competition for SL-801

Karyopharm Therapeutics is the only company, to our knowledge, that currently has an XPO1 inhibitor in clinical development. Karyopharm’s selinexor is being evaluated in a number of clinical trials in both solid and hematologic cancers, with the most advanced clinical programs in AML, multiple myeloma and diffuse Large B-Cell lymphoma, or DLBCL.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug or biologic, proposed packaging and labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. We believe that we will be required to submit BLAs for SL-401 and SL-701, and to submit an NDA for SL-801.

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

In June 2013, SL-401 was awarded Orphan Drug Designation from the FDA for the treatment of BPDCN. Previously, in February 2011, we received Orphan Drug Designation for SL-401 for the treatment of AML. In September 2015, SL-401 received Orphan Drug designation from the European Medicines Agency (EMA) for the treatment of AML. In November 2015, SL-401 was granted Orphan Drug designation by the EMA for the treatment of BPDCN. In addition, we received Orphan Drug Designation for SL-701 for the treatment of glioma in January 2015.

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

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. In addition, in August 2013, the federal Physician Payment Sunshine Act took effect and requires annual reporting by prescription drug manufacturers with at least 1 approved product of certain payments and transfers of value made to physicians and teaching hospitals.  Post-approval of any of our product candidates, we will need to ensure compliance with annual tracking and reporting of these payments and transfers of value to CMS.

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

Manufacturing

We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. For past investigator sponsored studies, all drug substance and drug product for SL-401 and SL-701 was manufactured at academic and contract manufacturing organizations, or CMO, facilities, as directed by our academic collaborators. We have now developed manufacturing processes that are suitable for full-scale cGMP manufacturing.  Additionally, we have qualified FDA-audited third-party CMOs to produce sufficient quantities of SL-401, SL-701, and SL-801 drug substance and drug product of suitable quality for our active and contemplated corporate sponsored clinical trials and potential commercialization. Our manufacturing programs are being managed with oversight by our manufacturing team, which is comprised of full-time employees and consultants with experience in manufacturing pharmaceutical drug substance and drug products.

SL-401 Manufacturing and Supply

SL-401 is a recombinant protein generated from an antibiotic-resistance driven DNA-based plasmid vector and manufactured by bacterial fermentation in E. Coli. For past investigator sponsored studies, SL-401 was manufactured at Wake Forest University. We have optimized the protein expression, generated cGMP master and working cell banks, and developed the fermentation and purification steps of our manufacturing process to be suitable for scale-up in standard manufacturing equipment. This technology has been transferred to a third-party CMO with expertise in bacterial fermentation, which has further optimized and scaled-up the process in their cGMP production suite. The SL-401 drug substance has now met standard industry quality specifications and is adequate to support our ongoing and planned corporate sponsored clinical trials. The drug product formulation and manufacturing process has been transferred to a third-party CMO with expertise in sterile product manufacture for clinical and commercial supply, and they have successfully produced drug product meeting cGMP requirements for use in clinical studies.

SL-701 Manufacturing and Supply

SL-701 is an immunotherapy that is comprised of several short synthetic peptides. Each of the component peptides of SL-701 is manufactured individually by solid-phase synthesis and all have been prepared to acceptable quality specifications in cGMP manufacturing equipment by our third-party CMO. The manufacturing scale and product quality is adequate to supply our active and planned corporate sponsored clinical studies. We have also developed a stable formulation that combines the individual peptides in a single sterile solution to generate SL-701 drug product. This manufacturing process was transferred to a third-party CMO with expertise in sterile product manufacture. This CMO has produced multiple cGMP drug product batches of sufficient quality and quantity to supply our corporate sponsored clinical trials.

SL-801 Manufacturing and Supply

SL-801 is a small molecule that is prepared via synthetic organic chemistry. We have completed process development and cGMP manufacturing at an adequate scale to supply our ongoing and planned corporate sponsored clinical studies. We have also developed a stable solid-oral tablet formulation that has been produced using cGMP manufacturing equipment at our third-party CMO. We believe that the manufacturing scale and product quality is adequate to supply our active and planned corporate sponsored clinical studies.

Sales and Marketing

We believe the infrastructure required to commercialize oncology products is relatively limited, which may make it cost-effective for us to internally develop a marketing and sales force. If SL-401, SL-701 and/or SL-801 are approved by the FDA and other regulatory authorities, we plan to potentially build the infrastructure to commercialize these products in North America and Europe ourselves. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous.

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

Research and Development

Company sponsored research and development expenses totaled $29.5 million in 2015, $21.2 million in 2014 and $16.2 million in 2013.  “Research and development expenses” consist of costs associated with the development of our product candidates and our platform technology, which include: clinical trial costs, CMC-related costs, nonclinical costs, employee related expenses, external research and development expenses, license fees and milestone payments related to in-licensed products and technology, and facilities, depreciation and other allocated expenses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of March 14, 2016, we had 24 full-time employees, 5 of whom hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

We are heavily dependent on the success of our clinical product candidates, SL-401, SL-701, and SL-801, and we cannot provide any assurance that any of our product candidates will be approved or commercialized.

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

We have not submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for trial initiation or marketing. Further, the FDA may not agree with our interpretation of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our revenues will be dependent, in part, upon the market acceptance of our products once approved. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We may not have the resources to conduct and oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, CMOs, vendors and service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by the company may negatively impact on our product development programs, including but not limited to program delays or preventing approval of our product candidates.

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

We plan to advance SL-801 through clinical trials.  There are unknown risks with respect to dosing, administration, pharmacokinetics, bioavailability, safety and efficacy that we expect we will learn about during clinical development.

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

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of SL-401, SL-701, and SL-801 there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials. We may also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates.

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

•                  In the initial stage of our SL-701 corporate-sponsored trial we used granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod as the immunostimulants. In the current stage of our SL-701 trial, we are using poly-ICLC as the immunostimulant, which was the immunostimulant used, along with an earlier version of SL-701, in the previous investigator-sponsored study.

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

We may not be able to continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases). SL-401 is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in adult and pediatric brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the incidences of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials. SL-801 is being developed in a number of advanced solid tumors, some of which may be orphan indications.

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

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401, SL-701, and SL-801, another key element of our strategy is to identify and test additional compounds A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Any regulatory approvals that we or our potential strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, may contain product contraindications, warnings, or precautions that limit use of our product candidates or may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of our product candidates. In addition, if the FDA approves any of our product candidates, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory compliance requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMP for commercial manufacturing and compliance with cGMP and good clinical practices, or GCP, for any clinical trials that we conduct post-approval. In addition, any regulatory approvals will trigger compliance with the Federal Physician Payment Sunshine Act reporting requirements or related state marketing disclosure laws. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have incurred net losses from operations from our inception through December 31, 2015 of approximately $109.6 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Additional Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and SL-801, we will lose our rights to develop and commercialize those product candidates.

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that target CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc.  There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound.  These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others.  Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401 and SL-801, including AbbView, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of March 14, 2016, we had 24 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. The Supreme Court upheld the ACA in the main challenge to the constitutionality of the statute in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. While other challenges remain to portions of the ACA, these two cases were generally viewed as the only existential threats to the statute that have been raised so far.  Proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been presented to Congress in 2016, including by the current Administration, but implementation likely will be challenging in light of strong opposition to these proposals as well as the current political climate. The Administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has proposed to test alternative payment methodologies for drugs covered under the Part B program.  In general, we cannot predict the impact that the ACA or any other legislative or regulatory proposals will have on our business. Regardless of whether or not the ACA is changed or modified by Congress or the Supreme Court, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

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

We believe that if any of our product candidates, such as SL-401,SL-701 or SL-801, were to receive marketing approval by the FDA as a biological product under a BLA, such an approved product(s) should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

Risks Related to Our Dependence on Third Parties

Third parties have conducted initial clinical trials of our product candidates in the past, and our ability to influence the design and conduct of such trials was limited. Our current and future corporate-sponsored trials will also require us to rely on various third parties. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products.

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

We rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves.  In our corporate sponsored trials of SL-401 and SL-701, we have continued to engage various third parties and intend to do so with our SL-801 program as well. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

We also expect to rely upon third-parties to produce drug product required for the clinical trials and commercialization of our other product candidates, including SL-501. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using SL-401 to treat AML, BPDCN and MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications, including an issued patent in Australia, that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we do not have any composition of matter patent protection although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. With respect to SL-801, we licensed issued patent in the U.S. and abroad directed to composition of matter for the SL-801 compound. While we have patent applications pending in the United States and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen®.

Although we have various patent applications pending in the United States and abroad that we anticipate may result in additional protection for SL-401, SL-701, SL-801 and StemScreen®, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide additional meaningful protection for these assets. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

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

Claims that our product candidates or StemScreen®, or the sale or use of our products or technology infringe the patent rights of third-parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our product candidates, the use of our product candidates, or our platform technology, StemScreen®, do not infringe third-party patents. Third-parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third-parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third-parties could also adversely affect our business. For example, we are aware of a third-party European patent directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third-party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, which could result in us having to cease commercialization of our products and subject us to money damages in such territories.

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

SL-401, SL-701, SL-801, some of our other product candidates, and our platform technologies are protected by intellectual property licensed from third-parties including academic institutions. If the licensors terminate the licenses or fail to prosecute patent applications or maintain or enforce the underlying patents, our competitive position, market share, and business prospects will be harmed.

We are a party to several license agreements relating to certain patents and patent applications owned by third-parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and SL-501 and three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold an exclusive license from CanBas, Ltd. for SL-801 in all worldwide territories other than Japan, Korea, Taiwan, and China. The agreement with Canbas, Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying other product candidates and our StemScreen® platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $3.88 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 40.5% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$18.94	$12.77
Second Quarter	17.02	11.38
Third Quarter	13.24	8.31
Fourth Quarter	9.92	5.88

Holders

The number of record holders of our common stock as of March 14, 2016, was 117.  This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Options	2,121,726	$10.74	527,353
Restricted stock	553,045	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,674,771	—	527,353

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from January 28, 2013 through December 31, 2015, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market.  The graph assumes an investment of $100 on January 28, 2013, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011

Statement of operations data:
Grant Revenue	$654,160	$335,287	$71,000	$—	$—
Operating expenses:
Research and development	$29,458,676	$21,240,599	$16,178,744	$3,376,962	$1,629,026
General and administrative	8,828,843	8,084,580	7,871,719	3,090,611	1,088,028
Total operating expenses	38,287,519	29,325,179	24,050,463	6,467,573	2,717,054
Loss from operations	(37,633,359)	(28,989,892)	(23,979,463)	(6,467,573)	(2,717,054)
Other income:	1,609	3,607	280,687	301,684	46,673
Other expense	—	—	—	(35)	(9,670)
Interest expense	—	—	(516,871)	(118,765)	(98,643)
Interest income	387,889	156,310	19,136	9,907	24,068
Net loss	$(37,243,861)	$(28,829,975)	$(24,196,511)	$(6,274,782)	$(2,754,626)
Net (loss) / income attributable to common stockholders per common share:
Basic and Diluted	$(2.15)	$(2.23)	$(2.35)	$(1.82)	$(0.80)
Weighted average number of common shares:
Basic and Diluted	17,289,021	12,936,741	10,317,351	3,441,995	3,441,995

	As of December 31,
	2015	2014	2013	2012	2011

Balance sheet data:
Cash and cash equivalents	$13,376,196	$25,007,217	$44,200,420	$2,025,338	$5,829,886
Total assets	$98,215,623	$60,494,992	$85,281,196	$5,029,611	$6,453,096
Long-term liabilities	$648,190	$607,999	$643,000	$2,037,296	$1,665,346
(Deficit)	$(97,439,602)	$(60,195,741)	$(31,365,766)	$(7,169,255)	$(894,473)
Total stockholders’ equity/(deficit)	$88,111,956	$55,413,151	$79,624,388	$(2,508,420)	$3,205,340

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics. We are currently developing three clinical stage product candidates: SL-401, SL-701, and SL-801.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123), present on a wide range of hematologic cancers. SL-401 is being advanced through a Phase 2 registration-directed clinical trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. Data from the initial stage of this ongoing trial demonstrated a high overall response rate, or ORR, with multiple complete responses, or CRs. Patients continue to be followed for overall response, response duration, progression free survival, or PFS, and overall survival, or OS, and new patients are enrolling into the study. Results from this trial could potentially support registration in the U.S. Clinical studies with SL-401 are also open in additional malignancies including acute myeloid leukemia, or AML, in CR with minimal residual disease, or MRD, and high-risk myeloproliferative neoplasms, or MPNs.

SL-701 is an immunotherapy designed to activate the immune system to attack tumors. SL-701 is comprised of three synthetic tumor-specific peptides, two of which are mutant and selected for potentially enhanced immune effects, that are designed to direct the immune system to their corresponding cell surface targets overexpressed on tumors including glioblastoma multiforme, or GBM. SL-701 in combination with bevacizumab and an immunostimulant is currently being advanced through a Phase 2 trial in adult patients with second-line GBM.

SL-801 is a novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a key nuclear transport protein. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. We recently opened an investigational new drug, or IND, for SL-801 and are advancing SL-801 into a Phase 1 clinical trial in patients with advanced cancers.

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, build our intellectual property portfolio, business plan, raising capital, and provide general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through December 31, 2015, we have received net proceeds of $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.  The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.  During the first quarter of 2015, we received additional net cash proceeds of $64.1 million from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net loss from operations was $37.2 million for the year ended December 31, 2015, $28.8 million for the year ended December 31, 2014 and $24.2 million for the year ended December 31, 2013. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $2.5 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.7 million during 2015, $0.3 million during 2014 and $0.1 million during 2013. In the future, we may generate revenue from product sales.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
SL-401	$13,750,593	$9,171,431	$4,880,863
SL-701	3,156,116	3,940,840	1,296,720
SL-801	2,611,514	94,791	—
Personnel expenses	8,923,118	7,286,339	7,497,951
Other expenses	1,017,335	747,198	2,503,210

Total research and development expenses	$29,458,676	$21,240,599	$16,178,744

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

We anticipate that our research and development expenses will increase significantly in future periods as we seek to complete development of our most advanced product candidates, SL-401, SL-701, and SL-801, and continue to develop our other product candidates and our platform technology.  We anticipate the majority of our research and development expense will be devoted to the development of SL-401, SL-701, and SL-801.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. The primary functions included in our general and administrative expenses are legal, finance, human resources, investor relations, and business development departments. Other general and administrative expenses include facility costs, insurance expenses and professional fees for legal, business development, consulting and accounting services.

We anticipate that our general and administrative expenses will be higher in future periods to support increases in our research and development activities, which will result in increased payroll, expanded infrastructure, increased legal, business development, compliance, accounting and investor and public relations expenses associated with being a public company, among other factors.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds coupled with FDIC-insured bank certificates of deposits, we expect interest income to be minimal in future quarters.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses, or NOL, carry-forwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2015, 2014 and 2013, our deferred tax assets had full valuation allowances on them as we did not have sufficient positive evidence to recognize such deferred tax assets.

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

As of December 31, 2015, we had net operating losses of $58.6 million for both federal and state purposes, (of which $15 million will result in a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises) and research and development credits of $14.9 million which expire in 2024 through 2035.

We have applied Accounting Standards Codification (ASC) 740-10, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. We analyzed our tax position in all jurisdictions where we are required to file an income tax return and concluded that we do not have any material unrecognized tax benefits. We file U.S. income tax returns as well as tax returns for any state jurisdiction in which we are authorized to conduct business. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefit within the provision for income taxes on the statement of operations. We have no interest or penalties accrued for any unrecognized tax benefits for any periods presented.

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

Revenue Recognition

We have not yet generated any revenue from product sales. Our sole source of revenue is grant revenue related to $2.5 million of research grants received to date from the Leukemia and Lymphoma Society.  Grant payments received prior to our performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Research and development expense.  Research and development expense was $29.5 million for the year ended December 31, 2015, compared with $21.2 million for the year ended December 31, 2014, which represents an increase of $8.3 million.  The higher costs were primarily attributable to the ramp up in clinical and manufacturing development activities for our SL-401 and SL-801 clinical programs, partially offset by a decrease in SL-701 manufacturing related expenses.  The increase in research and development costs associated with SL-401 is primarily driven by higher expenses related to administration of our clinical trials.  Partially offsetting this increase in costs for SL-401 were lower manufacturing development expenses of $1.2 million.  Additionally, we incurred higher research and development expenses of $2.5 million related to our SL-801 clinical program.  The increase in SL-801 expenses is primarily related to $1.2 million in manufacturing development activities including CMC-related expenses for the manufacture of drug substance and drug product, coupled with $0.7 million of licensing costs.  The decrease in costs for SL-701 is primarily driven by lower manufacturing development expenses of $0.7 million.  As we continue to ramp up our clinical trial activities for SL-401 and SL-801 during 2016, we expect that our research and development expenses will increase compared to prior periods.  We expect this increase in costs will continue for the foreseeable future.

General and administrative expense.  General and administrative expenses were $8.8 million for the year ended December 31, 2015, compared with $8.1 million for the year ended December 31, 2014, which represents an increase of $0.7 million.  The higher costs were primarily attributable to an increase in non-cash stock based compensation expense relating to administrative employees of $1.0 million coupled with an increase in compensation expenses of $0.4 million.  Partially offsetting the higher expenses were lower consulting costs of $0.3 million.

Interest income.  Interest income was $0.4 million for the year ended December 31, 2015, compared with $0.2 for the year ended December 31, 2014.  The increase in income of $0.2 million is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our secondary equity offering during the first quarter of 2015.

Comparison of Years Ended December 31, 2014 and 2013

Research and development expense.  Research and development expense was $21.2 million for the year ended December 31, 2014, compared with $16.2 million for the year ended December 31, 2013, which represents an increase of $5.0 million.  The higher costs were primarily attributable to the ramp up in clinical and manufacturing development activities for our SL-401 and SL-701 compounds.  The increase in research and development costs associated with SL-401 and SL-701 is primarily driven by higher expenses of $4.0 million and $1.2 million, respectively, for administration of our clinical trials and additional costs relating to the manufacturing of SL-401. As we continue to ramp up our clinical trial activities for SL-401 and SL-701 during 2015, we expect that our research and development expenses will increase compared to prior periods.  We expect this increase in costs will continue for the foreseeable future.

General and administrative expense.  General and administrative expenses were $8.1 million for the year ended December 31, 2014, compared with $7.9 million for the year ended December 31, 2013, which represents an increase of $0.2 million.  The higher expense was driven by an increase in rent, outside legal and audit fees totaling $0.7 million to support the increased governance responsibility of a public company, partially offset by a reduction in financial consulting expenses of $0.6 million.

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

Since inception and through December 31, 2015, we received net proceeds of $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes.  In addition, on January 8, 2015, we completed a follow-on public offering (the “Additional Offering”), selling 3,800,000 shares at an offering price of $15.75 per share. On February 10, 2015, the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share. Aggregate gross proceeds from the Additional Offering, including the exercise of the over-allotment option, were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

As of December 31, 2015, our cash, cash equivalents and short and long-term investments totaled $97.5 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.  We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Additional Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2015	2014	2013

Net cash used in operating activities	$(25,589,442)	$(25,713,445)	$(16,118,487)
Net cash provided by/ (used) in investing activities	(50,922,458)	6,384,968	(40,708,687)
Net cash provided by financing activities	64,880,879	135,274	99,002,256
Net increase (decrease) in cash and cash equivalents	$(11,631,021)	$(19,193,203)	$42,175,082

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities in 2015 and 2014 primarily resulted from research and development expenses as we continued our clinical trial activities relating to SL-401, SL-701, and SL-801.  The increase of net cash used in operating activities in 2014 and 2013 was primarily the result of higher research and development expenses as we ramped up our clinical trial preparations for SL-401 and SL-701. The additional research and development costs also included CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash used in investing activities for 2015 reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities. The net cash provided by investing activities for 2014 reflects sales and maturities of long-term investments within our U.S. Treasury-related investment portfolio net of re-investments.  The net cash used in investing activities during 2013 resulted primarily from the purchase of long-term U.S. Treasury Agency securities.

Financing activities.  The net cash provided by financing activities for 2015 resulted primarily from our Additional Offering and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses). The net cash provided by financing activities for 2014 resulted from the exercise of stock options. The net cash provided by financing activities for 2013 resulted from the net cash proceeds received from our initial public offering in January 2013 and secondary public offering in May 2013.

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•                  continue the ongoing clinical trials, and initiate the planned clinical trials, of our product candidates, SL-401, SL-701 and SL-801;

•                  continue the research and development of our other product candidates, including SL-501 and our platform technology;

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

Expected Cash Requirements for Contractual Obligations

The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2015:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations (1)	$3,024,000	$513,000	1,674,000	837,000	—
Clinical trial obligations (2)	22,263,576	12,162,014	10,101,562	—	—
Manufacturing (3)	2,242,797	1,348,699	894,098	—	—
License agreements (4)	3,783,585	1,029,095	2,073,190	261,300	420,000
Other commitments (5)	1,200,994	1,169,753	31,241	—	—
Total	$32,514,952	$16,222,561	$14,774,091	$1,098,300	$420,000

(1)         Operating lease obligations reflects our lease agreement with respect to our corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750.  The term of this lease agreement is 42 months and it expires on December 31, 2019.

(2)         We have agreements in place with various contract research organizations (CROs) to facilitate research, clinical and data management services in connection with our three clinical-stage product candidates: SL-401, SL-701, and SL-801.

(3)         Includes commitments to our third party drug substance and drug product manufacturers. Also includes contractual obligations for stability testing on drug substance and drug product inventory.

(4)         We have executed several license agreements. Other than the payments noted in the table above, milestone and royalty payments associated with licensing have not been included as management cannot reasonably estimate if or when they will occur. These agreements include the following:

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

•                  On December 26, 2014, we entered into a license agreement with CanBas, Ltd for SL-801. SL-801 is a small molecule, reversible inhibitor of XPO1. Under the terms of the agreement, CanBas has granted us an exclusive, royalty-bearing, worldwide (excluding Japan, Korea, China and Taiwan) license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, and any products containing or comprising such compound in finished dosage pharmaceutical form, for the treatment of any disease or condition in humans.  We are required to make milestone payments upon the achievement of various clinical development, regulatory and commercial milestones.  Additionally, we are required to pay tiered royalties on net sales of licensed products.

(5)         Other commitments include $1.0 million in severance obligations and certain sponsored research.

Certain contractual payment obligations will extend beyond five years until certain specified milestones are achieved. For purposes of this calculation, we have assumed that these payment obligations have only been made in the eighth year. However, these payments would continue each subsequent year until the specified milestones are achieved.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of December 31, 2015, we had net operating losses of $58.6 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $14.9 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2035. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2015, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $97.5 million as of December 31, 2015, $58.6 million as of December 31, 2014 and $84.4 million as of December 31, 2013, consisting of cash, U. S. Treasury and Agency securities and Treasury-related money market funds and FDIC-insured bank certificates of deposit.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2015, 2014 and 2013, all of our liabilities were denominated in our functional currency.

Item 8.  Financial Statements and Supplementary Data

Our financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

3.                        Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

3.3

Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.3 to Form 10-Q on August 14, 2013 (File No. 001-35691) and incorporated herein by reference.

4.1	Specimen certificate evidencing shares of common stock, filed as Exhibit 4.1 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

4.2	Form of Representative’s Warrant Agreement, filed as Exhibit 4.2 to Form S-1/A on November 14, 2012 (File No. 333-180515) and incorporated herein by reference.

10.1†

Research and License Agreement by and among the Company, Scott and White Memorial Hospital, Scott, Sherwood and Brindley Foundation and Arthur E. Frankel, M.D., dated June 15, 2006; as amended by that certain First Amendment to Research and License Agreement dated December 9, 2008, that certain Second Amendment to Research and License Agreement dated March 17, 2010 and that certain Third Amendment to Research and License Agreement dated July 12, 2011, filed as Exhibit 10.1 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.2†

Exclusive License Agreement between the Company and the University of Pittsburgh, dated September 30, 2009, filed as Exhibit 10.2 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

Exhibit No.	Description

10.3†	Exclusive Patent and Non-Exclusive Know-How License Agreement between the Company and Cambridge University Technical Services Limited, commenced September 16, 2004, filed as Exhibit 10.3 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.4†

Non-Exclusive License Agreement between the Company and the University of Pittsburgh, dated March 30, 2012, filed as Exhibit 10.4 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.5†

Non-Exclusive License Agreement between the Company and the University of Pittsburgh, dated March 21, 2012, filed as Exhibit 10.5 to Form S-1 on April 2, 2012 (File No. 333-180515) and incorporated herein by reference.

10.6*

Employment Agreement, dated November 6, 2011, between the Registrant and Eric K. Rowinsky, M.D., filed as Exhibit 10.6 to Form S-1 on April 2, 2012 (File No. 333-180515) and incorporated herein by reference.

10.7*

Employment Agreement, dated June 15, 2012, between the Registrant and Ivan Bergstein, M.D., filed as Exhibit 10.8 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.8*	Form of Indemnification Agreement between the Registrant and each director, filed as Exhibit 10.9 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.9*	Amended and Restated 2004 Employee, Director and Consultant Stock Plan, filed as Exhibit 10.10 to Form S-1on April 2, 2012 (File No. 333-180515) and incorporated herein by reference.

10.10*

Form of Incentive Stock Option Agreement under Amended and Restated 2004 Employee, Director and Consultant Stock Plan, filed as Exhibit 10.11 to Form S-1 on April 2, 2012 (File No. 333-180515) and incorporated herein by reference.

10.11*

Form of Non-qualified Stock Option Agreement under Amended and Restated 2004 Employee, Director and Consultant Stock Plan, filed as Exhibit 10.12 to Form S-1 on April 2, 2012 (File No. 333-180515) and incorporated herein by reference.

10.12*	2012 Equity Incentive Plan, filed as Exhibit 10.13 to Form S-1/A on July 19, 2012 (File No. 333-180515) and incorporated herein by reference.

10.13*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan, filed as Exhibit 10.14 to Form S-1/A on July 19, 2012 (File No. 333-180515) and incorporated herein by reference.

10.14*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan, filed as Exhibit 10.15 to Form S-1/A on July 19, 2012 (File No. 333-180515) and incorporated herein by reference.

10.15

Exclusive License Agreement between the Company and Dr. Ivan Bergstein M.D., effective as of December 1, 2003, filed as Exhibit 10.18 to Form S-1/A filed on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

Exhibit No.	Description

10.16

Assignment Agreement between the Company and Ivan Bergstein, M.D., effective as of June 15, 2012, filed as Exhibit 10.20 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.17*	Offer Letter between the Company and Eric L. Dobmeier, dated April 25, 2012, filed as Exhibit 10.21 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.18*	Offer Letter between the Company and J. Kevin Buchi, dated March 2, 2012, filed as Exhibit 10.22 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.19*	Offer Letter between the Company and Kenneth Zuerblis, dated March 8, 2012, filed as Exhibit 10.23 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.20

Amendment No. 1 to Assignment Agreement between the Company and Ivan Bergstein, M.D., dated as of November 7, 2012, filed as Exhibit 10.26 to Form S-1/A on November 14, 2012 (File No. 333-180515) and incorporated herein by reference.

10.21*	Employment Agreement between the Company and David G. Gionco, dated January 16, 2014, filed as Exhibit 10.1 to Form 8-K on January 23, 2014 (File No. 001-35619) and incorporated herein by reference.

10.22†

License Agreement by and between Stemline Therapeutics, Inc. and the CanBas Co., Ltd, dated December 26, 2014, filed as Exhibit 10.30 to Form 10-K on March 16, 2015 (File No. 001-35619) and incorporated herein by reference.

10.23*	Amendment No.1 to the 2012 Equity Incentive Plan, adopted March 13, 2015, filed as Exhibit 10.31 to Form 10-K on March 16, 2015 (File No. 001-35619) and incorporated herein by reference.

10.24*

Amendment No.1 to the Amended and Restated 2004 Employee, Director and Consultant Stock Plan, adopted March 13, 2015, filed as Exhibit 10.32 to Form 10-K on March 16, 2015 (File No. 001-35619) and incorporated herein by reference.

10.25*

Separation Agreement, dated October 27, 2015, between the Company and Eric Rowinsky, M.D, filed as Exhibit 10.1 to Form 8-K on October 29, 2015 (File No. 001-35619) and incorporated herein by reference.

10.26*	Employment Agreement between the Company and Kenneth Hoberman, dated January 7, 2016, filed as Exhibit 10.1 to Form 8-K on January 13, 2016 (File No. 001-35619) and incorporated herein by reference.

21.1	List of subsidiaries of Stemline Therapeutics, Inc.

23.1	Consent of Ernst & Young, LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

† Confidential treatment has been granted with respect to the omitted portions of this exhibit.  Confidential materials omitted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan, contract or agreement.

STEMLINE THERAPEUTICS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stemline Therapeutics, Inc.

We have audited the accompanying balance sheets of Stemline Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stemline Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 14, 2016

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$13,376,196	$25,007,217
Short-term investments	32,663,245	28,976,147
Prepaid expenses and other current assets	651,889	1,636,808
Total current assets	46,691,330	55,620,172
Furniture and fixtures, net	95,661	230,000
Long-term investments	51,428,632	4,644,820
Total assets	$98,215,623	$60,494,992
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,455,477	$4,473,842
Total current liabilities	9,455,477	4,473,842
Deferred grant revenue	616,949	607,999
Other liabilities	31,241	—
Total liabilities	10,103,667	5,081,841
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at December 31, 2015 and 2014. 18,235,020 shares issued and outstanding at December 31, 2015 and 13,285,232 shares issued and outstanding at December 31, 2014	1,825	1,329
Additional paid-in capital	185,703,423	115,604,563
Accumulated other comprehensive income (loss)	(153,690)	3,000
Accumulated deficit	(97,439,602)	(60,195,741)
Total stockholders’ equity	88,111,956	55,413,151
Total liabilities and stockholders’ equity	$98,215,623	$60,494,992

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

	Year Ended December 31,
	2015	2014	2013

Revenues:
Grant revenue	$654,160	$335,287	$71,000
Operating expenses:
Research and development	29,458,676	21,240,599	16,178,744
General and administrative	8,828,843	8,084,580	7,871,719
Total operating expenses	38,287,519	29,325,179	24,050,463
Loss from operations	(37,633,359)	(28,989,892)	(23,979,463)
Other income	1,609	3,607	280,687
Interest expense	—	—	(516,871)
Interest income	387,889	156,310	19,136
Net loss	$(37,243,861)	$(28,829,975)	$(24,196,511)
Net loss per common share:
Basic and Diluted	$(2.15)	$(2.23)	$(2.35)
Weighted-average shares outstanding:
Basic and Diluted	17,289,021	12,936,741	10,317,351

See accompanying notes.

Stemline Therapeutics, Inc.

Statements of Comprehensive Loss

	Year Ended December 31
	2015	2014	2013

Net loss	$(37,243,861)	$(28,829,975)	$(24,196,511)
Other comprehensive loss:
Unrealized gain (loss) on investments	(155,081)	50,287	(43,775)
Reclassification adjustment for gain on investments included in net loss	(1,609)	(3,512)	—
Other comprehensive gain (loss)	(156,690)	46,775	(43,775)
Comprehensive loss	$(37,400,551)	$(28,783,200)	$(24,240,286)

Stemline Therapeutics, Inc.

Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Capital	Capital	Loss	(Deficit)	Equity (Deficit)
Balance, December 31, 2012	3,476,501	347	4,660,488	—	(7,169,255)	(2,508,420)
Issuance of common stock for cash in connection with initial and secondary public offerings, net of issuance costs	8,573,911	857	97,707,649	—	—	97,708,506
Restricted stock grants	296,565	30	(30)	—	—	—
Forfeiture of restricted stock grants	(43,982)	(4)	4	—	—	—
Stock-based compensation	—	—	4,847,086	—	—	4,847,086
Issuance of common stock in connection with the exercise of stock options	550,801	56	1,293,694	—	—	1,293,750
Issuance of common stock in connection with the conversion of convertible notes	252,547	24	2,101,080	—	—	2,101,104
Beneficial conversion related to interest expense	—	—	422,648	—	—	422,648
Net loss	—	—	—	—	(24,196,511)	(24,196,511)
Change in unrealized gain (loss) on available for sale securities	—	—	—	(43,775)	—	(43,775)
Balance, December 31, 2013	13,106,343	$1,310	$111,032,619	$(43,775)	$(31,365,766)	$79,624,388
Restricted stock grants	138,663	16	(16)	—	—	—
Forfeiture of restricted stock grants	(777)	(0)	0	—	—	—
Stock-based compensation	—	—	4,436,689	—	—	4,436,689
Issuance of common stock in connection with the exercise of stock options	33,040	3	135,271	—	—	135,274
Net loss	—	—	—	—	(28,829,975)	(28,829,975)
Change in unrealized gain (loss) on available for sale securities	—	—	—	46,775	—	46,775
Balance, December 31, 2014	13,277,269	$1,329	$115,604,563	$3,000	$(60,195,741)	$55,413,151
Restricted stock grants	399,742	40	(40)	—	—	—
Stock award — outside services	12,100	1	147,377	—	—	147,378
Forfeiture of restricted stock grants	(13,976)	(1)	1	—	—	—
Stock-based compensation	—	—	5,015,584	—	—	5,015,584
ESPP compensation expense	—	—	55,515	—	—	55,515
Issuance of common stock in connection with the ESPP	7,070	1	49,489	—	—	49,490
Issuance of common stock in connection with the exercise of stock options	198,938	20	724,997	—	—	725,017
Issuance of common stock in connection with the secondary public offering	4,353,877	435	64,105,937	—	—	64,106,372
Net loss	—	—	—	—	(37,243,861)	(37,243,861)
Change in unrealized gain (loss) on available for sale securities	—	—	—	(156,690)	—	(156,690)
Balance, December 31, 2015	18,235,020	$1,825	$185,703,423	$(153,690)	$(97,439,602)	$88,111,956

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(37,243,861)	$(28,829,975)	$(24,196,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153,797	153,333	76,667
Stock-based compensation expense	5,218,477	4,436,689	4,847,086
Amortization of premium paid on marketable securities	277,009	249,264	—
Net gain on sale of marketable securities	(1,609)	(3,512)	—
Non-cash interest expense	—	—	94,223
Mark-to-market of put option liability	—	—	(30,415)
Beneficial conversion of convertible interest	—	—	422,648
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	984,919	(1,343,892)	6,173
Related party receivable	—	199,615	(199,615)
Accounts payable and accrued expenses	4,981,635	(539,966)	2,218,257
Deferred grant revenue	8,950	(35,001)	643,000
Other liabilities	31,241	—	—
Net cash used in operating activities	(25,589,442)	(25,713,445)	(16,118,487)
Cash flows from investing activities
Purchase of furniture and fixtures	(19,458)	—	(460,000)
Purchase of marketable securities	(105,565,837)	(16,246,878)	(40,248,687)
Sale and maturities of marketable securities	54,662,837	22,631,846	—
Net cash used in investing activities	(50,922,458)	6,384,968	(40,708,687)
Cash flows from financing activities
Proceeds from issuance of common stock, net	64,155,862	—	97,708,506
Proceeds from exercise of stock options	725,017	135,274	1,293,750
Proceeds from issuance of convertible notes	—	—	—
Net cash provided by financing activities	64,880,879	135,274	99,002,256
Net (decrease)/increase in cash and cash equivalents	(11,631,021)	(19,193,203)	42,175,082
Cash and cash equivalents at beginning of period	25,007,217	44,200,420	2,025,338
Cash and cash equivalents at end of period	$13,376,196	$25,007,217	$44,200,420
Supplementary Information
Other information:
Income tax paid	—	—	—
Interest paid	—	—	—

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics. The Company’s activities to date have primarily consisted of advancing its clinical stage programs, expanding and strengthening its intellectual property portfolio, developing its proprietary drug discovery platform, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

Stemline Therapeutics, Inc. has incurred losses from operations since inception of $109.6 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates.  In particular, it has expended and will continue to expend substantial resources for the foreseeable future developing its clinical candidates, SL-401, SL-701, and SL-801 as well as its preclinical product candidates and drug discovery and acquisition efforts.  These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.  The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials.  As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for SL-401, SL-701 or SL-801, or for one or more indications for which it is developing SL-401, SL-701 or SL-801, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize SL-401, SL-701 or SL-801, if the Company obtains marketing approval.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (U.S. GAAP) requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period.  Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. At December 31, 2015 and 2014, cash equivalents consisted of deposits in financial institutions. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued liabilities. Cash and cash equivalents, and long-term investments are carried at fair value (see Note 7). Financial instruments including other current assets, accounts payable and accrued liabilities are carried at cost, which approximate fair value given their short-term nature.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2015 and 2014, the Company did not realize any investment losses due to OTT declines in fair value.

Furniture and Fixtures

Furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which are between three to seven years, using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, (the Company’s furniture and fixtures), for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company purchased fixed assets during 2015 and 2013. For the years ended December 31, 2015, 2014, and 2013, the Company did not realize any impairment losses.

Grant Revenue Recognition

The Company has not yet generated any revenue from product sales and it has generated minimal revenues to date, all relating to $2.5 million in research grants received from the Leukemia and Lymphoma Society, or LLS.  This research grant was awarded to the Company to support funding some of the costs for the upcoming SL-401 clinical trials.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred. The Company has recognized approximately $0.7 million, $0.3 million, and $0.1 million of revenue related to the Leukemia and Lymphoma Society grant for the years ended December 31, 2015, 2014, and 2013, respectively, which reflect twelve months of revenue recognized, respectively, on a straight line basis, based on the Company’s best estimates of the timing of work to be performed and qualifying costs incurred.

Accrued Clinical Development Costs

Outside research costs are a component of research and development expense. These expenses include fees paid to contract research organizations, or CROs, and other service providers that conduct certain clinical and product development activities on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and Development Costs

Research and development costs are comprised primarily of costs for personnel, including salaries and benefits; clinical studies administered by third parties and managed by Stemline personnel; materials and supplies to support the Company’s clinical programs; contracted research; manufacturing; related consulting arrangements; costs related to upfront and milestone payments under license agreements; and other expenses incurred to sustain the Company’s overall research and development programs. Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when activities have been performed or when the goods have been received.

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

In November 2015, the FASB issued a new Accounting Standards Update, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The Company elected to retrospectively adopt this accounting standard in the beginning of the Company’s fourth quarter of fiscal 2015. The adoption of this standard did not have any impact on the Company’s financial statements due to full valuation allowance recorded on the Company’s deferred taxes.

In January 2016, the FASB issued a new Accounting Standards Update, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company is currently evaluating the potential effects the new standard will have of the Company’s financial statements and related disclosures.

In February 2016, the FASB issued a new Accounting Standards Update, Leases (ASU 2016-02), ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the balance sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Basic and Diluted loss per common share calculation:
Net loss attributable to common shareholders — basic and diluted	$(37,243,861)	$(28,829,975)	$(24,196,511)
Basic and diluted weighted-average common shares	17,289,021	12,936,741	10,317,351
Basic and diluted net loss per share	$(2.15)	$(2.23)	$(2.35)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested and outstanding warrants are issued. For the years ended 2015, 2014, and 2013, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive were as follows:

	Year Ended December 31
	2015	2014	2013
Unvested restricted stock	553,045	283,446	229,250
Options outstanding	2,121,726	1,643,532	1,228,486
Warrants	99,529	99,529	99,529
Total	2,774,300	2,026,507	1,557,265

4. Marketable Investments

The following table summarizes the Company’s cash equivalents and available for sale securities:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$7,914,115	$—	$—	$7,914,115

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,005,785	—	(2,942)	2,002,843
Federal farm credit bank	1,076,445	—	(1,856)	1,074,589
Federal home loan bank	12,445,530	61	(9,764)	12,435,827
Freddie Mac	1,005,272	—	(2,660)	1,002,612

Certificate of Deposits	16,150,513	295	(3,434)	16,147,374

Total Short-term investments	32,683,545	356	(20,656)	32,663,245
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,366,424	—	(15,213)	4,351,211
Federal farm credit bank	6,290,607	—	(27,957)	6,262,650
Federal home loan bank	14,113,301	—	(44,803)	14,068,498
Freddie Mac	12,576,749	—	(41,382)	12,535,367

Certificate of Deposits	14,214,941	703	(4,738)	14,210,906

Total Long-term investments	51,562,022	703	(134,093)	51,428,632

Total	$92,159,682	$1,059	$(154,749)	$92,005,992

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$23,012,140	$—	$—	$23,012,140

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,863,371	2,338	—	4,865,709
Federal farm credit bank	11,432,340	3,575	(73)	11,435,842
Federal home loan bank	6,859,294	2,381	(567)	6,861,108
Freddie Mac	5,811,405	2,133	(50)	5,813,488
Total Short-term investments	28,966,410	10,427	(690)	28,976,147
Long-term investments:
Fixed-income treasury portfolio:
Federal farm credit bank	1,000,455	—	(1,126)	999,329
Federal home loan bank	2,250,965	—	(3,426)	2,247,539
Freddie Mac	1,400,136	—	(2,184)	1,397,952
Total Long-term investments	4,651,556	—	(6,736)	4,644,820

Total	$56,630,106	$10,427	$(7,426)	$56,633,107

At December 31, 2015 and December 31, 2014, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at December 31, 2015 and December 31, 2014. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2015.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Prepaid third party vendor costs	$195,305	$654,643
Deposits	106,243	106,243
Prepaid insurance	51,623	46,748
Other Receivable	298,718	829,174
Total	$651,889	$1,636,808

6. Furniture and Fixtures

Furniture and fixtures consist of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Office furniture and fixtures	$479,458	$460,000
Less accumulated depreciation	(383,797)	(230,000)
Furniture and fixtures, net	$95,661	$230,000

Depreciation expense was $153,797, $153,333, and $76,667 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and cash equivalents	$13,376,196	$—	$—	$13,376,196
Short-term investments	16,515,871	16,147,374	—	32,663,245
Long-term investments	37,217,727	14,210,905	—	51,428,632
Total assets at fair value	$67,109,794	$30,358,279	$—	$97,468,073

	December 31, 2014
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash and cash equivalents	$25,007,217	$—	$—	$25,007,217
Short-term investments	28,976,147			28,976,147
Long-term investments	4,644,820	—	—	4,644,820
Total assets at fair value	$58,628,184	$—	$—	$58,628,184

There were no transfers between levels in the fair value hierarchy during any of the periods presented herein.

Level 3 Disclosures

The changes in fair value of the Company’s Level 3 put option liability during the years ended December 31, 2015, 2014, and 2013 were as follows:

Level 3
Balance at December 31, 2012	$30,415
Fair value adjustment to put option liability included in other income	(30,415)
Balance as of December 31, 2013	—
Fair value adjustment to put option liability included in other income	—
Balance as of December 31, 2014	$—
Fair value adjustment to put option liability included in other income	—
Balance as of December 31, 2015	$—

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2015	2014
Accrued research and development costs	$5,303,990	$1,762,997
Accrued compensation	2,727,965	1,696,728
Short-term portion of deferred revenue	822,604	485,714
Accrued legal	245,329	164,389
Other accrued liabilities	355,589	364,014
Total accounts payable and accrued expenses	$9,455,477	$4,473,842

9. Capital Structure

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

Common Stock

At the 2013 annual meeting of stockholders held on June 19, 2013, the stockholders voted in favor of an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized share capital by 11,250,000 shares of common stock.  As of December 31, 2015, the Company was authorized to issue 33,750,000 shares of common stock.

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

In addition, on January 8, 2015, the Company completed another follow-on public offering (the “Additional Offering”), selling 3,800,000 shares at an offering price of $15.75 per share. On February 10, 2015, the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share. Aggregate gross proceeds from the Additional Offering, including the exercise of the over-allotment option, were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

The Company may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements.

10. Grant Revenue

In October 2013, the Company entered into an award contract (“the Agreement”) with The Leukemia and Lymphoma Society (LLS). LLS is a national voluntary health agency which, among other activities encourages and sponsors research relating to Leukemia, lymphoma, Hodgkin’s disease and myeloma to develop therapies to cure or mitigate these Disease’s. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for the above Diseases and their complications.  Pursuant to the

Agreement LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities.  Through December 31, 2015, the Company has received $2.5 million based on milestones achieved.  The Company could receive the additional $1.0 million based on the completion of certain milestone events.  The Company has recognized approximately $0.7, $0.3 million, and $0.1 million of revenue related to the Leukemia and Lymphoma Society grant for the years ended December 31, 2015, 2014, and 2013, which reflects twelve months, twelve months, and three months of revenue recognized, respectively, on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The agreement terminates when there are no longer any payment obligations.

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

As of December 31, 2015, there were 527,353 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $5.2 million, $4.4 million, and $4.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2015 generated an income tax deduction of approximately $2.9 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the years ended December 31, 2015, 2014, and 2013.

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Research and development	$2,703,861	$2,907,820	$3,301,996
General and administrative	2,459,101	1,528,869	1,545,090
Total	$5,162,962	$4,436,689	$4,847,086

During the fourth quarter of 2015, the Company agreed to separation agreements with two former employees.  Under the terms of these agreements, the Company agreed to modify the vesting of these employees’ equity awards over a specified period in which the former employees will continue to serve as consultants.  As a result of the modification to these equity awards, the Company recorded a reduction to stock based compensation expense of $0.6 million during the fourth quarter of 2015.

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

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2015, 2014 and 2013, are as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.86%	1.97%	2.10%
Expected volatility	77.92%	88.86%	78.23%
Dividend yield	—	—	—
Expected life	6.15 years	6.20 years	6.26 years

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

For the years ended December 31, 2015, 2014, and 2013 the Company issued 198,938, 33,040, and 550,801 shares of the Company’s common stock, respectively, upon the exercise of outstanding stock options and received proceeds of approximately $725,017, $135,274 and $1.3 million, respectively. For the years ended December 31, 2015, 2014, and 2013 the Company realized no tax benefit from the exercise of stock options. As of December 31, 2015, there was approximately $6.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.52 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company’s stock options outstanding at December 31, 2015, 2014 and 2013 and changes during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,839	$2.76
Options granted	159,500	19.08
Options exercised	(550,801)	2.37
Options forfeited	(102,052)	2.71
Outstanding at December 31, 2013	1,326,486	$4.89
Options granted	378,831	21.07
Options exercised	(33,040)	4.09
Options forfeited	(28,745)	4.86
Outstanding at December 31, 2014	1,643,532	$8.64
Options granted	702,094	13.74
Options exercised	(198,938)	3.64
Options forfeited	(24,962)	13.22
Outstanding at December 31, 2015	2,121,726	$10.74	6.73	$5,713,945
Options exercisable at December 31, 2015	1,055,992	$6.13	5.40	$5,286,524

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $1.4 million, $0.4 million, and $14.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The Company’s non-vested restricted stock at December 31, 2015, 2014, and 2013, and changes during the years ended December 31, 2015, 2014 and 2013 are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	34,506	$5.97
Shares granted	304,528	18.18
Shares vested	(65,802)	11.53
Shares forfeited	(43,982)	23.35
Outstanding at December 31, 2013	229,250	17.34
Shares granted	138,663	21.90
Shares vested	(83,690)	17.99
Shares forfeited	(777)	25.05
Outstanding at December 31, 2014	283,446	$19.36
Shares granted	399,742	11.66
Shares vested	(116,167)	18.50
Shares forfeited	(13,976)	22.00
Outstanding at December 31, 2015	553,045	$13.91

For the year ended December 31, 2015, the Company granted 399,742 shares of restricted stock, at a weighted-average grant date fair value of $11.66 per share amounting to approximately $4.7 million in total aggregate fair value. At December 31, 2015, approximately 553,045 shares remained unvested and there was approximately $4.6 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.72 years. The total fair value of restricted stock vested during the year ended December 31, 2015 was approximately $2.1 million.

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

Awards Granted to Non-Employees

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants.  The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost that has been charged against operations related to stock based awards granted to non-employee consultants was approximately $0.3 million, $0.1 million, and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the twelve months ended December 31, 2015, the Company recorded approximately $55,515 of compensation expense, related to participation in the 2015 ESPP.

12. Income Taxes

The benefit for income taxes consists of the following for the years ended December 31:

	2015	2014	2013
Deferred:
Federal	$(17,654,150)	$(14,047,679)	$(8,861,971)
State and local	(3,735,379)	(2,520,711)	(2,813,740)
	(21,389,529)	(16,568,390)	(11,675,711)
Increase in valuation allowance	21,389,529	16,568,390	11,675,711
Total tax expense	$—	$—	$—

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(10.0)	(8.8)	(11.6)
Permanent items	(13.4)	(14.7)	(2.6)
Change in valuation allowance	57.4	57.5	48.2
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2015	2014
Current deferred tax assets:
Accrued expenses	$1,931,498	$1,450,412
Valuation allowance	(1,931,498)	(1,450,412)
Total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Net operating loss carryforwards	$19,904,809	$18,342,986
Research and Development	32,815,488	13,986,047
Nonqualified stock compensation	3,772,720	3,255,541
	56,493,017	35,584,574
Valuation allowance	(56,493,017)	(35,584,574)
Total noncurrent deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2015, 2014 and 2013.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2015:

	Amount		Expiration
Federal net operating losses	$58,554,286	(A)	2023-2035
State net operating losses	$58,612,492	(A)	2023-2035
Research and development credits	$14,936,768		2023-2035

(A) Of which $15,039,184 will be a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises.

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

The Company did not have unrecognized tax benefits as of December 31, 2015 and does not expect this to change significantly over the next twelve months. As of December 31, 2015, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2015 are still subject to examination by major tax jurisdictions.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $112.9 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2015, the Company has paid or accrued $3.7 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

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

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming use of a shortened peptide of EphA2, which the Company may use for the diagnosis, treatment or prevention of diseases and tumors of the brain and which the Company is currently utilizing in its SL-701 composition. The Company paid UP an initial license fee and is required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a single-digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

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

The Company is responsible to pay annual technical advisory fees over the next three years totaling 330 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, the Company must pay CanBas tiered royalties based on aggregate net sales, by the Company or its sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, the Company may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. The Company has sublicensing rights under this agreement, in which the Company would pay CanBas a standard percentage of the payments received by the Company from a sublicensee.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 and 2015, the Company entered into new work order agreements with this vendor totaling approximately $4.5 million, with services to be rendered on these agreements through 2016. The Company has received and paid for services relating to these agreements in the amount of $3.8 million.

The Company has agreements in place with CROs in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $22.3 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625.  The term of this lease agreement is 36 months.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

2016	$303,750
$303,750

Rent expense charged to operations was approximately $0.6 million for the years ended December 31, 2015 and 2014, respectively. Rent expense is included in general and administrative expenses in the Company’s Statement of Operations.

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

15. Other Income

The components of other income for the years ended December 31, 2015, 2014 and 2013 are as follows:

Other Income:	2015	2014	2013

Mark-to-market valuation adjustment to Put Option	$—	$—	$30,415
New York City Biotechnology R&D tax credit	—	—	249,477
Other	1,609	3,607	795
Total other income	$1,609	$3,607	$280,687

Other income includes funds from the City of New York for the 2013 Biotechnology Tax Credit program. The income from these programs is a reimbursement of expenses directly related to specific qualifying research programs in accordance with the guidelines of the respective tax credit programs and there are no performance or refund obligations. These expenses were incurred in prior periods and therefore the income was recorded when the funds were received. Other income also includes the mark-to-market of the put option liability associated with the issuance of convertible notes.  See Note 7 for further discussion of the Put Option.

16. Subsequent Events

During February 2016, the Company entered into a new leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750.  The term of this lease agreement is 42 months and expected to commence on July 1, 2016 and expire on December 31, 2019.  The aggregate minimum lease commitment over the 42 month term of the lease is approximately $2.7 million.  The Company has provided the landlord with a security deposit equal to three months’ rent, totaling $209,250.

17. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2015
Net loss attributable to common stockholders	$(7,677,463)	$(10,153,716)	$(9,233,076)	$(10,179,606)
Basic and diluted net loss per common share	$(0.46)	$(0.58)	$(0.53)	$(0.58)
2014
Net loss attributable to common stockholders	$(8,999,926)	$(6,012,698)	$(6,885,157)	$(6,932,194)
Basic and diluted net loss per common share	$(0.70)	$(0.47)	$(0.53)	$(0.53)

Index to Exhibits

Exhibit No.	Description
21.1	List of subsidiaries of Stemline Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2016	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 14, 2016, and in the capacities indicated:

Signatures	Title

/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ David G. Gionco
David G. Gionco	Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Ron Bentsur
Ron Bentsur	Director

/s/ J. Kevin Buchi
J. Kevin Buchi	Director

/s/ Eric L. Dobmeier
Eric L. Dobmeier	Director

/s/ Kenneth Zuerblis
Kenneth Zuerblis	Director

/s/ Alan Forman
Alan Forman	Director