Form 10-Q
period 2016-03-31
STEMLINE THERAPEUTICS INC
filed 2016-05-09
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 19,043,671 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 9, 2016.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

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

•                  our ability to obtain and maintain marketing approval from regulatory agencies for our products;

•                  our ability to obtain and maintain adequate reimbursement for our products;

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$4,622,773	$13,376,196
Short-term investments	44,496,683	32,663,245
Prepaid expenses and other current assets	1,486,683	651,889
Total current assets	50,606,139	46,691,330
Furniture and fixtures, net	59,146	95,661
Long-term investments	38,645,185	51,428,632
Other Assets	212,305	—
Total assets	$89,522,775	$98,215,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,523,916	$9,455,477
Total current liabilities	8,523,916	9,455,477
Deferred grant revenue	411,298	616,949
Other liabilities	—	31,241
Total liabilities	8,935,214	10,103,667
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at March 31, 2016 and December 31, 2015, 18,987,373 shares issued and outstanding at March 31, 2016 and 18,235,020 shares issued and outstanding at December 31, 2015	1,900	1,825
Additional paid-in capital	187,061,837	185,703,423
Accumulated other comprehensive income (loss)	11,970	(153,690)
Accumulated deficit	(106,488,146)	(97,439,602)
Total stockholders’ equity	80,587,561	88,111,956
Total liabilities and stockholders’ equity	$89,522,775	$98,215,623

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Grant revenue	$205,651	$121,429

Operating expenses:
Research and development	6,532,730	6,035,487
General and administrative	2,866,122	1,810,065

Total operating expenses	9,398,852	7,845,552
Loss from operations	(9,193,201)	(7,724,123)
Other income	—	900
Interest income	144,657	45,760

Net loss	$(9,048,544)	$(7,677,463)

Net loss per common share:

Basic and Diluted	$(0.51)	$(0.46)

Weighted-average shares outstanding:

Basic and Diluted	17,716,012	16,582,226

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(9,048,544)	$(7,677,463)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments	165,660	33,906
Reclassification adjustment for gain (loss) on investments included in net income	—	(900)

Other comprehensive gain (loss)	165,660	33,006
Comprehensive loss	$(8,882,884)	$(7,644,457)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2015	18,235,020	$1,825	$185,703,423	$(153,690)	$(97,439,602)	$88,111,956
Restricted stock grants	775,769	77	(77)	—	—	—
Forfeiture of restricted stock grants	(30,300)	(3)	3	—	—	—
Stock-based compensation expense	—	—	1,309,025	—	—	1,309,025
Employee Stock Purchase Plan compensation expense	—	—	21,309	—	—	21,309
Issuance of common stock in connection with the ESPP	6,884	1	28,154	—	—	28,155
Net loss	—	—	—	—	(9,048,544)	(9,048,544)
Other comprehensive income	—	—	—	165,660	—	165,660
Balance, March 31, 2016	18,987,373	$1,900	$187,061,837	$11,970	$(106,488,146)	$80,587,561

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,048,544)	$(7,677,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,124	38,333
Stock-based compensation expense	1,330,334	1,241,844
Amortization of premium paid on marketable securities	33,011	10,936
Net gain on sale of marketable securities	—	(900)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(834,794)	(138,199)
Other assets	(212,305)	—
Accounts payable and accrued expenses	(931,561)	(664,635)
Deferred grant revenue	(205,651)	(121,429)
Other liabilities	(31,241)	—
Net cash used in operating activities	(9,861,627)	(7,311,513)
Cash flows from investing activities
Purchase of furniture and fixtures	(2,608)	—
Purchase of marketable securities	(2,829,343)	(20,325,746)
Redemption of marketable securities	3,912,000	2,801,606
Net cash used in investing activities	1,080,049	(17,524,140)
Cash flows from financing activities
Proceeds from issuance of common stock, net	28,155	64,106,372
Proceeds from exercise of stock options	—	354,751
Net cash provided by financing activities	28,155	64,461,123
Net decrease in cash and cash equivalents	(8,753,423)	39,625,470
Cash and cash equivalents at beginning of period	13,376,196	25,007,217
Cash and cash equivalents at end of period	$4,622,773	$64,632,687

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

March 31, 2016

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics. The Company’s activities to date have primarily consisted of advancing its clinical stage programs, developing its preclinical stage assets, fortifying its intellectual property portfolio, identifying and acquiring additional product and technology rights, and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring adjustments) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The Company believes that its existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to cover its cash flow requirements for at least the next two years.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2015 Form 10-K. There have been no changes to those policies.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

3. Liquidity and Capital Resources

As of March 31, 2016, the Company has approximately $87.8 million in cash, cash equivalents, short and long-term investment securities. The Company primarily invest cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Prepaid third-party vendor costs	$829,359	$195,305
Prepaid insurance	368,168	51,623
Deposits	103,188	106,243
Other Receivable	185,968	298,718
Total	$1,486,683	$651,889

5. Furniture and Fixtures

Furniture and fixtures consist of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Office furniture and fixtures	$482,066	$479,458
Less accumulated depreciation	(422,920)	(383,797)
Furniture and fixtures, net	$59,146	$95,661

Depreciation expense was $39,124 and $38,333 for the three-month periods ended March 31, 2016 and 2015, respectively.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and cash equivalents	$4,622,773	$—	$—	$4,622,773
Short-term investments	24,698,791	19,797,892	—	44,496,683
Long-term investments	28,264,653	10,380,532	—	38,645,185
Total assets at fair value	$57,586,217	$30,178,424	$—	$87,764,641

	December 31, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and cash equivalents	$13,376,196	$—	$—	$13,376,196
Short-term investments	16,515,871	16,147,374	—	32,663,245
Long-term investments	37,217,727	14,210,905	—	51,428,632
Total assets at fair value	$67,109,794	$30,358,279	$—	$97,468,073

The following is a summary of cash equivalents and available-for-sale investments held by the Company at March 31, 2016 and December 31, 2015:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$1,492,859	$—	$—	$1,492,859

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,002,589	—	(696)	2,001,893
Federal farm credit bank	1,051,375	—	(317)	1,051,058
Federal home loan bank	13,924,683	7,971	(321)	13,932,333
Freddie Mac	7,716,033	1,449	(3,975)	7,713,507

Certificate of Deposits	19,797,343	615	(66)	19,797,892

Total Short-term investments	44,492,023	10,035	(5,375)	44,496,683

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,364,902	1,430	(2,244)	4,364,088
Federal farm credit bank	6,302,669	4,020	(1,751)	6,304,938
Federal home loan bank	9,220,726	4,392	(6,680)	9,218,438
Freddie Mac	8,370,829	6,461	(101)	8,377,189

Certificate of Deposits	10,378,749	1,783	—	10,380,532

Total Long-term investments	38,637,875	18,086	(10,776)	38,645,185

Total	$84,622,757	$28,121	$(16,151)	$84,634,727

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$7,914,115	$—	$—	$7,914,115

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,005,785	—	(2,942)	2,002,843
Federal farm credit bank	1,076,445	—	(1,856)	1,074,589
Federal home loan bank	12,445,530	61	(9,764)	12,435,827
Freddie Mac	1,005,272	—	(2,660)	1,002,612

Certificate of Deposits	16,150,513	295	(3,434)	16,147,374

Total Short-term investments	32,683,545	356	(20,656)	32,663,245

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,366,424	—	(15,213)	4,351,211
Federal farm credit bank	6,290,607	—	(27,957)	6,262,650
Federal home loan bank	14,113,301	—	(44,803)	14,068,498
Freddie Mac	12,576,749	—	(41,382)	12,535,367

Certificate of Deposits	14,214,941	703	(4,738)	14,210,906

Total Long-term investments	51,562,022	703	(134,093)	51,428,632
Total	$92,159,682	$1,059	$(154,749)	$92,005,992

At March 31, 2016 and December 31, 2015, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at March 31, 2016 and December 31, 2015.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Accrued research and development costs	$5,549,171	$5,303,990
Accrued compensation	1,177,426	2,727,965
Short-term portion of deferred revenue	822,604	822,604
Accrued professional fees	384,526	245,329
Other accrued liabilities	590,189	355,589
Total	$8,523,916	$9,455,477

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

As of March 31, 2016 and December 31, 2015, the Company was authorized to issue 33,750,000 shares of common stock.

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

9. Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated balances for each component of other comprehensive gain (loss) are as follows:

	Three Months Ended March 31,
	2016	2015

Balance at beginning of period	$(153,690)	$3,000
Other comprehensive income (loss) before reclassification	165,660	33,906
Amounts reclassified from accumulated other comprehensive income (loss)*	—	(900)
Total other comprehensive income	165,660	33,006

Balance at end of period	$11,970	$36,006

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(9,048,544)	$(7,677,463)
Basic and diluted weighted-average common shares	17,716,012	16,582,226
Basic and diluted net loss per share	$(0.51)	$(0.46)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the three-month periods ended March 31, 2016 and 2015, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Three Months Ended March 31
	2016	2015
Restricted stock	1,230,414	431,642
Options outstanding	2,268,189	2,014,768
Warrants	99,529	99,529
Total	3,598,132	2,545,939

11. Grant Revenue

The Company has not generated any revenue from product sales and it has generated minimal revenues to date, all relating to         $2.5 million in research grants received from the Leukemia and Lymphoma Society, or LLS. In the future, the Company may generate revenue from product sales. In October 2013, the Company entered into an agreement with LLS, which among other activities, sponsors research relating to hematologic cancers. LLS has agreed to provide funding to the Company of up to $3.5 million based on the achievement of certain milestones. The Company could receive an additional $1.0 million based on the completion of certain additional milestone events. The Company has recognized approximately $0.2 million of revenue related to this funding for the three-month period ended March 31, 2016, which reflects three months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. This agreement terminates when there are no longer any payment obligations.

12. Income Taxes

The Company did not record an income tax provision or benefit for the three-month periods ended March 31, 2016 and 2015, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of March 31, 2016, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of March 31, 2016, there were 74,543 shares of common stock available for future grants under the 2012 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $1.3 million and $1.2 million for the three-month periods ended March 31, 2016 and 2015, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the three-month periods ended March 31, 2016 and 2015.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month periods ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Research and development	$478,002	$763,991
General and administrative	831,023	477,853
Total	$1,309,025	$1,241,844

Stock Options

The Company grants stock options to employees, Directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period and options granted to Directors vest in equal yearly installments over a three-year period from the date of grant. Options to Directors are granted on an annual basis and represent compensation for services performed by the board of directors. Compensation cost for stock options granted to employees and Directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company has also granted market based awards to an employee in which the compensation cost will be charged against operations using the accelerated attribution method regardless of whether or not market conditions are met. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the three-month periods ended March 31, 2016 and 2015, respectively are as follows:

	Three Months Ended March 31,
	2016	2015
Weighted-average volatility	74.94%	80.66%
Weighted-average risk-free interest rate	1.84%	1.82%
Weighted-average expected term in years	6.45	6.25
Dividend yield	0%	0%

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three-month period ended March 31, 2016. As of March 31, 2016, there was approximately $6.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.51 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,121,726	$10.74
Options granted	195,900	5.79
Options exercised	—	—
Options forfeited	(49,437)	18.16
Outstanding at March 31, 2016	2,268,189	$10.15	6.69	$1,701,445
Options exercisable at March 31, 2016	1,234,170	$7.71	5.38	$1,633,849

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2016 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock

The Company grants restricted stock to its employees, Directors, and non-employee consultants. Restricted stock is recorded as deferred compensation and charged against earnings on a straight-line basis over the vesting period, which ranges from one to four years in duration. The Company has also granted market based awards to an employee in which the compensation cost will be charged against operations using the accelerated attribution method regardless of whether or not market conditions are met. Restricted stock may be granted to Directors and represents compensation for services performed on the Company’s board of directors. Restricted stock awards to Directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The following table summarizes the activity related to the Company’s restricted stock for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	553,045	$13.91
Shares granted	775,769	4.57
Shares vested	(68,100)	18.57
Shares forfeited	(30,300)	11.80
Outstanding at March 31, 2016	1,230,414	$7.81

For the three-month period ended March 31, 2016, the Company granted 775,769 shares of restricted stock, at a weighted-average grant date fair value of $4.57 per share amounting to approximately $3.5 million in total aggregate fair value. As of March 31, 2016, 1,230,414 shares remained unvested and there was approximately $6.9 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.97 years. The total fair value of restricted stock vested during the three-month periods ended March 31, 2016 and March 31, 2015 was approximately $1.3 million and $0.7 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $39,713 and $53,017 for the three-month periods ended March 31, 2016 and 2015, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the three months ended March 31, 2016, the Company recorded approximately $21,309 of compensation expense, related to participation in the 2015 ESPP.

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

Under the Company’s license agreements, upon achieving certain milestones largely consisting of late stage clinical trial events and marketing approval and sales, the Company could be required to pay up to a total of $112.9 million in future periods. From inception through March 31, 2016, the Company has paid or accrued $4.0 million in payments resulting from such agreements. Royalty payments, largely single digit, are payable on commercial sales of certain products.

The Company has also licensed additional rights, including to certain intellectual property, in the field of oncology and other indications. The Company is generally required to make upfront payments as well as other payments upon successful completion of preclinical, clinical, regulatory or sales milestones. In addition, these agreements generally require the Company to pay royalties on sales of the products arising from these agreements. These agreements generally permit the Company to terminate the agreement with no significant continuing obligation.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2016, the Company entered into new work order agreements with this vendor totaling approximately $4.5 million, with services to be rendered on these agreements through 2016. The Company has received and paid for services relating to these agreements in the amount of $4.1 million.

The Company has agreements with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $13.9 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement is 36 months.

In February 2016, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750. The term of this lease agreement is 42 months and will commence on July 1, 2016 and expire on December 31, 2019. The aggregate minimum lease commitment over the 42 month term of the lease is approximately $2.7 million. The Company has provided the landlord with a security deposit equal to three months’ rent, totaling $209,250.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2016	$361,125
2017	837,000
2018	837,000
2019	837,000
Total minimum payments	$2,872,125

Rent expense charged to operations was $151,875 and $151,984 for the three-month periods ended March 31, 2016 and 2015, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2015, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2015 Form 10-K to which the reader is directed for additional information.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics. We are currently developing three clinical stage product candidates, SL-401, SL-701 and SL-801.

SL-401

SL-401 is currently being advanced through clinical trials in multiple indications, including a potentially pivotal Phase 2 trial in blastic plasmacytoid dendritic cell neoplasm, or BPDCN, as well as Phase 1/2 trials in acute myeloid leukemia, or AML, high-risk myeloproliferative neoplasms, or MPNs, and in combination with other therapies in multiple myeloma.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123). IL-3R is present on a wide range of hematologic cancers including BPDCN, AML, certain MPNs, multiple myeloma, and other leukemias and lymphomas. SL-401 has demonstrated potent anti-tumor activity against a wide range of hematologic cancers in in vitro and in vivo preclinical models, including BPDCN, AML, MPN, multiple myeloma, and other leukemic and lymphoid malignancies.

Previously, SL-401 was evaluated in an investigator-sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers; a trial which has since completed. In this trial, SL-401 was administered via daily intravenous infusion for up to five days (single cycle) and demonstrated a manageable safety profile and anti-tumor activity, including multiple complete responses, or CRs, in BPDCN and relapsed/refractory AML (Frankel et al. Blood 124, 2014; ASH 2013 Poster #2682; ASH 2015 Poster #3795).

SL-401 has been granted Orphan Drug designation from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for the treatment of BPDCN and AML.

Currently, we have opened the following corporate-sponsored SL-401 clinical trials in which SL-401 is administered in a multi-cycle regimen (via daily intravenous infusion for up to five days, repeated every 3-4 weeks):

•                  A potentially pivotal Phase 2 clinical trial in patients with BPDCN;

•                  A Phase 1/2 trial in patients with AML in CR with minimal residual disease, or MRD;

•                  A Phase 1/2 trial in patients with high-risk MPNs; and

•                  A Phase 1/2 trial, in combination with pomalidomide and dexamethasone, in patients with relapsed/refractory multiple myeloma.

SL-401 in BPDCN

Patients are currently enrolling into our ongoing, potentially pivotal Phase 2 trial of SL-401 in BPDCN. The trial is a single arm, open-label, multicenter study. The trial consists of a lead-in, dose escalation stage that included BPDCN and relapsed/refractory AML patients (Stage 1) followed by a subsequent expansion stage of BPDCN patients only (Stage 2) that utilizes the optimal dose and regimen identified in Stage 1. Stage 1 of the trial has completed and enrollment in Stage 2 is ongoing. This trial is designed to generate sufficient safety and efficacy data to support potential registration in BPDCN and we expect to gather input from the FDA this year regarding our regulatory strategy in BPDCN.

In December 2015, we presented data from the initial stages of this ongoing trial at the annual meeting of the American Society of Hematology, or ASH, in Orlando, Florida. Of 14 evaluable BPDCN patients presented at that time, SL-401 demonstrated a manageable safety profile and there was no evidence of cumulative side effects after treatment with multiple cycles. SL-401 also demonstrated a high overall response rate, with multiple CRs. There were also patients in remission who either continued to receive ongoing SL-401 therapy or were successfully bridged to bone marrow transplant. Data continue to mature and new patients are enrolling into the trial.

On June 4, 2016, our investigators plan to present updated clinical data from this ongoing trial via an oral presentation at the annual meeting of the American Society of Clinical Oncology, or ASCO, in Chicago, Illinois.

SL-401 in AML in complete remission with minimal residual disease

We are currently enrolling AML patients in CR with MRD in a single arm, open-label, multicenter clinical trial. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the optimal dose/regimen determined by Stage 1. The objectives of the clinical study are to determine 1) safety and optimal dose in this indication, 2) SL-401’s ability to lessen MRD burden, and 3) whether CR duration can be extended by SL-401 relative to historical data. The trial is currently enrolling patients in Stage 1.

SL-401 in high-risk myeloproliferative neoplasms

We are currently enrolling patients with certain high-risk MPNs, including systemic mastocytosis, hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia, in a single arm, open-label, multicenter clinical trial. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the optimal dose/regimen determined by Stage 1. The objectives of this clinical study are to determine 1) safety and optimal dose in this indication, and 2) signals of clinical activity. The trial is currently enrolling patients in Stage 1.

SL-401 in combination with pomalidomide and dexamethasone in relapsed/refractory multiple myeloma

We have opened a Phase 1 study in patients in a single arm, open-label, multicenter clinical study evaluating SL-401 in combination with pomalidomide and dexamethasone in relapsed/refractory multiple myeloma patients. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the optimal dose/regimen determined by Stage 1. The objectives of the clinical study are to determine 1) the safety and optimal dose of SL-401 when administered in combination with pomalidomide and dexamethasone, and 2) signals of clinical activity.

SL-701

SL-701 is an immunotherapy designed to activate the immune system to attack brain cancer and other malignancies. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets on brain cancer and other malignancies, including IL-13Rα2, EphA2, and survivin. Two of these peptides are novel mutants, corresponding to IL-13Rα2 and survivin, artificially designed to be potentially immunogenic to amplify the anti-tumor immune response.

In several completed investigator-sponsored Phase 1/2 clinical trials, an earlier version of this therapy, delivered with an immunostimulant, poly-ICLC, a toll-like receptor 3, or TLR3, agonist shown to activate NK cells and CD8+ T cells, demonstrated anti-tumor activity, including multiple tumor shrinkages, disease stabilizations, and an overall survival signal, in adult and pediatric patients with high grade glioma, including glioblastoma, or GBM (Okada. J Clin Oncol. 2011, ASCO 2011 Poster#2506, AACR 2012 Poster#LB-135).

SL-701 has been granted Orphan Drug designation by the FDA for the treatment of glioma.

SL-701 Phase 2 in Second Line GBM

In the initial stage of our corporate-sponsored trial in adult patients with second-line GBM, SL-701 was administered via subcutaneous injection every 14 days with the immunostimulants, GM-CSF and imiquimod. We have completed patient enrollment in this stage and patients continue to be followed for safety and efficacy. Currently we are enrolling adult patients with second-line GBM in the second stage of this trial that utilizes SL-701 and the immunostimulant, poly-ICLC. In addition, we have added bevacizumab (Avastin ®) to the regimen.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein. XPO1 has been shown to regulate nuclear export of tumor suppressor proteins and oncogenic cell growth regulators, and is overexpressed by many cancer types. Inhibition of XPO1 has been shown to restore tumor suppressor function and proper cell cycle regulation, leading to death of cancer cells. And, clinically, XPO1 has been shown to be a validated target in a variety of solid and hematological cancers. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. Moreover, by virtue of its relatively reversible inhibition of XPO1, SL-801 has the potential to possess a favorable therapeutic window in the clinic.

SL-801 Phase 1 — Advanced Solid Tumors

We are currently enrolling patients with advanced solid tumors in a Phase 1, dose escalation trial of SL-801.We have treated our first patients and cleared the initial dosing cohort. The second cohort is currently open. The trial is designed to evaluate safety, identify an effective dosing regimen, as well as identify initial signals of efficacy. We also plan to initiate a Phase 1 trial in patients with advanced hematologic cancers in the future.

We have devoted substantially all of our resources to advancing our clinical stage candidates into and through clinical trials, formulating a clinical and regulatory development strategy, manufacturing our product candidates, developing our preclinical pipeline, optimizing our drug discovery platform, fortifying our intellectual property portfolio, identifying and acquiring additional product and technology rights, providing general and administrative support for these operations, and raising capital. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through March 31, 2016, we raised $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013. During the first quarter of 2015, we raised additional gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses) from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net losses from operations for the three months ended March 31, 2016 and 2015 were $9.0 million and $7.7 million, respectively.  We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $2.5 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.2 million for the three-month period ended March 31, 2016, which reflects three months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying cost incurred. In the future, we may generate revenue from product sales.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
SL-401	$3,273,909	$2,348,259
SL-701	1,008,969	996,171
SL-801	465,629	341,468
Personnel expenses	1,633,587	2,058,864
Other expenses	150,636	290,725
Total	$6,532,730	$6,035,487

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

•                  research and development expenses, including those incurred under arrangements with third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, academic institutions and consultants; and

•                  license fees and milestone payments related to in-licensed products and technology.

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

We anticipate that our general and administrative expenses will remain consistent in future periods.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements To Employee Share-Based Payment Accounting, which allows for the simplification of several aspects of the accounting for share-based payment transactions. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Research and development expense. Research and development expense was $6.5 million for the quarter ended March 31, 2016, compared with $6.0 million for the quarter ended March 31, 2015, representing an increase of $0.5 million. The higher expenses during the first quarter were primarily attributable to the ramp up in clinical trial activities.

General and administrative expense. General and administrative expense was $2.9 million for the quarter ended March 31, 2016, compared with $1.8 million for the quarter ended March 31, 2015, representing an increase of $1.1 million. The increase in expense year over year was primarily attributable to higher non-cash stock based compensation and payroll costs relating to employees.

Interest income. Interest income was $144,657 for the quarter ended March 31, 2016, compared with $45,760 for the quarter ended March 31, 2015. The higher income is due to a change in our investment portfolio to include FDIC insured certificate of deposits.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, our cash, cash equivalents and short and long-term investments totaled $87.8 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our Secondary Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock, and issuances of convertible debt.  To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through March 31, 2016, we received net proceeds of $165.7 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes. In the first quarter of 2015, we completed an underwritten follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share and the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share (the “Secondary Offering”). Aggregate gross proceeds from the Secondary Offering were $68.6 million, and net cash proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(9,861,627)	$(7,311,513)
Net cash provided by/(used) in investing activities	1,080,049	(17,524,140)
Net cash provided by financing activities	28,155	64,461,123
Net (decrease) increase in cash and cash equivalents	$(8,753,423)	$39,625,470

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the three months ended March 31, 2016 and 2015 primarily resulted from research and development expenses as we ramped up our clinical activities relating to SL-401, SL-701, and SL-801. Additional research and development costs also include chemistry, manufacturing and controls, or CMC, related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash provided by and used in financing activities for the three months ended March 31, 2016 and 2015, respectively, reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the three months ended March 31, 2016 resulted primarily from the issuance of stock related to the 2015 Employee Stock Purchase Plan.  The net cash provided by financing activities for the three months ended March 31, 2015 resulted primarily from our Secondary Offering and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses).

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

•                  continue the research and development of our other product candidates, including SL-501, and our platform technology;

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

Expected Cash Requirements for Contractual Obligations

Our expected cash requirements for contractual obligations are described in more detail in our 2015 Form 10-K. As of March 31, 2016, there have been no significant changes to our expected cash requirements for contractual obligations as reported in our 2015 Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of March 31, 2016, we had net operating losses of $67.6 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $14.9 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2036. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At March 31, 2016, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $87.8 million as of March 31, 2016 and $97.5 million as of December 31, 2015, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2016 and December 31, 2015, all of our liabilities were denominated in our functional currency.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates, SL-401, SL-701 and SL-801, which we are advancing through clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

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

•                  the FDA requiring alterations to any of our study designs, including extending a study or requiring new studies, overall strategy or manufacturing plans;

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

We intend to have one or more interactions with the FDA in the middle of or in the second half of 2016 regarding our SL-401 potentially pivotal trial.  If the FDA does not agree with our proposals or a mutual compromise is not reached, the result could delay or halt our clinical trials for SL-401.

We are advancing SL-801 into and through clinical trials.  There are unknown risks with respect to dosing, administration, pharmacokinetics, bioavailability, safety and efficacy that we expect we will learn about during clinical development.

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

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of SL-401, SL-701 and SL-801, there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials. We may also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates.

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

•                  We are treating patients with certain diseases or conditions that have not been previously treated with SL-401. These include certain myeloproliferative diseases such as mastocytosis, hypereosinophilic syndrome, myelofibrosis, chronic myelomonocytic leukemia, as well as other malignancies including multiple myeloma, or MM, and early stages of acute myeloid leukemia, or AML. In these instances, we may choose to treat patients at several different doses and multi-cycle dosing regimens to determine the optimal doses and schedules for both near-term and long-term safety and disease control in each indication.

•                  We may determine, based on safety and efficacy, that certain doses and regimens of SL-401 for particular indications are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

•                  We plan to develop SL-701 as an injection administered under the skin, or subcutaneously, in our trials. Two previous investigator-sponsored trials utilizing an earlier version of SL-701 used this method of delivery. Another previous investigator-sponsored trial utilizing an earlier version of SL-701 used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to immunogenic peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Our plan continues the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

•                  We are manufacturing and formulating SL-701 as a mixture of IL-13Ra2 mutant peptide, EphA2 peptide, a new survivin mutant peptide, and a tetanus toxoid peptide. An earlier version of this immunotherapy, which included IL-13Ra2 mutant and EphA2 peptides, was mixed with additional peptides in previous studies, including a different survivin peptide in some studies.

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

•                  In some of our current or future trials, we may combine SL-401 or SL-701 with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We have not yet clinically tested these combinations. While there do not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities.  We are currently combining SL-401 with pomalidomide in myeloma and SL-701 with bevacizumab and immunostimulants in brain cancer.

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

•                  the FDA may not accept our definition of response or our criteria for other endpoints for evaluation of patient efficacy and potential marketing approval;

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

Our approach to the discovery and development of product candidates that target cancer stem cells (CSC) is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401, SL-701, and SL-801, another key element of our strategy is to identify and test additional compounds. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We have incurred net losses from operations from our inception through March 31, 2016 of approximately $118.7 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and SL-801, we will lose our rights to develop and commercialize those product candidates.

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that target CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc.  There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound.  These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others.  Additionally, there are a number of companies working to develop new treatments, which may compete with SL-401 and SL-801, including AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of May 9, 2016, we had 24 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

We believe that if any of our product candidates, such as SL-401, SL-701 or SL-801, were to receive marketing approval by the FDA as a biological product under a BLA, such an approved product(s) should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

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

We rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. In our corporate sponsored trials of SL-401, SL-701 and SL-801, we have continued to engage various third-parties. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 40.7% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

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

Date: May 9, 2016	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.