Form 10-Q
period 2016-06-30
STEMLINE THERAPEUTICS INC
filed 2016-08-08
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 19,118,377 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 8, 2016.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our clinical trials, including safety and efficacy data generated and patient accrual;

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

•                  our available cash and investments;

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$12,769,184	$13,376,196
Short-term investments	45,370,461	32,663,245
Prepaid expenses and other current assets	736,510	651,889
Total current assets	58,876,155	46,691,330
Furniture and fixtures, net	24,434	95,661
Long-term investments	23,107,167	51,428,632
Other assets	212,305	—
Total assets	$82,220,061	$98,215,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,740,816	$8,632,873
Current portion of deferred grant revenue	1,197,604	822,604
Total current liabilities	8,938,420	9,455,477
Deferred grant revenue, net of current portion	299,397	616,949
Other liabilities	39,600	31,241
Total liabilities	9,277,417	10,103,667
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at June 30, 2016 and December 31, 2015, 19,084,377 shares issued and outstanding at June 30, 2016 and 18,235,020 shares issued and outstanding at December 31, 2015	1,910	1,825
Additional paid-in capital	188,786,182	185,703,423
Accumulated other comprehensive loss	(35,159)	(153,690)
Accumulated deficit	(115,810,289)	(97,439,602)
Total stockholders’ equity	72,942,644	88,111,956
Total liabilities and stockholders’ equity	$82,220,061	$98,215,623

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Grant revenue	$236,901	$121,429	$442,552	$242,858

Operating expenses:
Research and development	6,875,970	8,199,397	13,408,700	14,234,884
General and administrative	2,860,639	2,152,638	5,726,761	3,962,703

Total operating expenses	9,736,609	10,352,035	19,135,461	18,197,587

Loss from operations	(9,499,708)	(10,230,606)	(18,692,909)	(17,954,729)
Other income	10,359	709	10,359	1,609
Interest income	140,450	76,181	285,107	121,941

Net loss before income taxes	(9,348,899)	(10,153,716)	(18,397,443)	(17,831,179)

Income tax benefit	26,756	—	26,756	—

Net loss	$(9,322,143)	$(10,153,716)	$(18,370,687)	$(17,831,179)

Net loss per common share:

Basic and Diluted	$(0.52)	$(0.58)	$(1.03)	$(1.05)

Weighted-average shares outstanding:

Basic and Diluted	17,785,406	17,497,976	17,750,709	17,042,631

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(9,322,143)	$(10,153,716)	$(18,370,687)	$(17,831,179)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments, net of tax	(36,770)	(21,236)	128,890	12,670
Reclassification adjustment for gain on investments included in net loss	(10,359)	(709)	(10,359)	(1,609)

Other comprehensive gain (loss)	(47,129)	(21,945)	118,531	11,061
Comprehensive loss	$(9,369,272)	$(10,175,661)	$(18,252,156)	$(17,820,118)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2015	18,235,020	$1,825	$185,703,423	$(153,690)	$(97,439,602)	$88,111,956

Restricted stock grants	857,752	86	(86)	—	—	—
Forfeiture of restricted stock grants	(35,002)	(4)	4	—	—	—
Stock-based compensation expense	—	—	2,948,935	—	—	2,948,935
Employee Stock Purchase Plan compensation expense	—	—	29,225	—	—	29,225
Issuance of common stock in connection with the ESPP	9,919	1	49,612	—	—	49,613
Issuance of common stock in connection with the exercise of stock options	16,688	2	55,069	—	—	55,071
Net loss	—	—	—	—	(18,370,687)	(18,370,687)
Other comprehensive income, net of tax	—	—	—	118,531	—	118,531
Balance, June 30, 2016	19,084,377	$1,910	$188,786,182	$(35,159)	$(115,810,289)	$72,942,644

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities

Net loss	$(18,370,687)	$(17,831,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,355	76,667
Stock-based compensation expense	2,978,160	2,732,902
Amortization of premium paid on marketable securities	112,523	89,388
Net gain on sale of marketable securities	(10,359)	(1,609)
Income tax benefit from other comprehensive income	(26,756)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84,621)	(587,889)
Other assets	(212,305)	—
Accounts payable and accrued expenses	(926,363)	1,371,084
Deferred grant revenue	57,448	185,713
Other liabilities	8,359	—

Net cash used in operating activities	(16,396,246)	(13,964,923)

Cash flows from investing activities
Purchase of furniture and fixtures	(7,128)	—
Purchase of marketable securities	(14,124,070)	(73,633,312)
Proceeds from redemption of marketable securities	29,815,748	12,063,128

Net cash provided by (used) in investing activities	15,684,550	(61,570,184)

Cash flows from financing activities
Proceeds from issuance of common stock, net	49,613	64,106,372
Proceeds from exercise of stock options	55,071	354,751

Net cash provided by financing activities	104,684	64,461,123

Net decrease in cash and cash equivalents	(607,012)	(11,073,984)
Cash and cash equivalents at beginning of period	13,376,196	25,007,217

Cash and cash equivalents at end of period	$12,769,184	$13,933,233

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

June 30, 2016

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

Reclassifications

Certain reclassifications totaling $822,604 have been made to the financial statements for the period ended June 30, 2015 to conform to the current portion of deferred revenue presentation in the financial statements for the period ended June 30, 2016. These reclassifications to adjust accounts payable and accrued expense had no impact on previously reported net loss or stockholders’ equity.

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

3. Liquidity and Capital Resources

As of June 30, 2016, the Company has approximately $81.2 million in cash, cash equivalents, short and long-term investment securities. The Company primarily invest cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Prepaid third-party vendor costs	$308,751	$195,305
Prepaid insurance	291,055	51,623
Deposits	53,188	106,243
Other Receivable	83,516	298,718
Total	$736,510	$651,889

5. Furniture and Fixtures

Furniture and fixtures consist of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Office furniture and fixtures	$486,586	$479,458
Less accumulated depreciation	(462,152)	(383,797)
Furniture and fixtures, net	$24,434	$95,661

Depreciation expense was $78,355 and $76,667 for the six-month periods ended June 30, 2016 and 2015, respectively. Depreciation expense was $39,231 and $38,333 for the three-month periods ended June 30, 2016 and 2015, respectively.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and cash equivalents	$12,769,184	$—	$—	$12,769,184
Short-term investments	22,821,505	22,548,956	—	45,370,461
Long-term investments	17,659,220	5,447,947	—	23,107,167
Total assets at fair value	$53,249,909	$27,996,903	$—	$81,246,812

	December 31, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and cash equivalents	$13,376,196	$—	$—	$13,376,196
Short-term investments	16,515,871	16,147,374	—	32,663,245
Long-term investments	37,217,727	14,210,905	—	51,428,632
Total assets at fair value	$67,109,794	$30,358,279	$—	$97,468,073

The following is a summary of cash equivalents and available-for-sale investments held by the Company at June 30, 2016 and December 31, 2015:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$3,855,127	$—	$—	$3,855,127

Cash equivalents:
Money market funds	$8,914,057	$—	$—	$8,914,057

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	3,007,227	666	(161)	3,007,732
Federal farm credit bank	5,039,905	5,191	(216)	5,044,880
Federal home loan bank	8,035,993	8,667	—	8,044,660
Freddie Mac	6,721,929	2,304	—	6,724,233

Certificate of Deposits	22,545,279	3,678	(1)	22,548,956

Total Short-term investments	45,350,333	20,506	(378)	45,370,461

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,977,076	4,255	—	2,981,331
Federal farm credit bank	2,302,124	853	(968)	2,302,009
Federal home loan bank	7,115,702	652	(720)	7,115,634
Freddie Mac	5,258,827	1,438	(19)	5,260,246

Certificate of Deposits	5,447,663	285	(1)	5,447,947

Total Long-term investments	23,101,392	7,483	(1,708)	23,107,167

Total	$81,220,909	$27,989	$(2,086)	$81,246,812

December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$5,462,081	$—	$—	$5,462,081

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$7,914,115	$—	$—	$7,914,115

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,005,785	—	(2,942)	2,002,843
Federal farm credit bank	1,076,445	—	(1,856)	1,074,589
Federal home loan bank	12,445,530	61	(9,764)	12,435,827
Freddie Mac	1,005,272	—	(2,660)	1,002,612

Certificate of Deposits	16,150,513	295	(3,434)	16,147,374

Total Short-term investments	32,683,545	356	(20,656)	32,663,245

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,366,424	—	(15,213)	4,351,211
Federal farm credit bank	6,290,607	—	(27,957)	6,262,650
Federal home loan bank	14,113,301	—	(44,803)	14,068,498
Freddie Mac	12,576,749	—	(41,382)	12,535,367

Certificate of Deposits	14,214,941	703	(4,738)	14,210,906

Total Long-term investments	51,562,022	703	(134,093)	51,428,632
Total	$97,621,763	$1,059	$(154,749)	$97,468,073

At June 30, 2016 and December 31, 2015, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at June 30, 2016 and December 31, 2015.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Accrued research and development costs	$5,610,483	$5,303,990
Accrued compensation	1,372,266	2,727,965
Accrued professional fees	448,298	245,329
Other accrued liabilities	309,769	355,589
Total	$7,740,816	$8,632,873

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

As of June 30, 2016 and December 31, 2015, the Company was authorized to issue 33,750,000 shares of common stock.

Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of shares from the exercise of stock options.

In January 2013, the Company issued warrants to purchase up to 99,529 shares of the Company’s common stock. The warrants became exercisable during January 2014. The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00. The term of the warrants is five years and they expire on January 28, 2018.

9. Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated balances for each component of other comprehensive gain (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$11,970	$36,006	$(153,690)	$3,000
Other comprehensive income (loss) before reclassification	24,292	(21,236)	189,952	12,670
Amounts reclassified from accumulated other comprehensive income (loss)*	(10,359)	(709)	(10,359)	(1,609)
Income tax provision	(61,062)	—	(61,062)	—
Total other comprehensive income	(47,129)	(21,945)	118,531	11,061

Balance at end of period	$(35,159)	$14,061	$(35,159)	$14,061

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(9,322,143)	$(10,153,716)	$(18,370,687)	$(17,831,179)
Basic and diluted weighted-average common shares	17,785,406	17,497,976	17,750,709	17,042,631
Basic and diluted net loss per share	$(0.52)	$(0.58)	$(1.03)	$(1.05)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the six-month periods ended June 30, 2016 and 2015, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Six Months Ended June 30
	2016	2015
Restricted stock	1,259,272	441,274
Options outstanding	3,056,641	2,136,435
Warrants	99,529	99,529
Total	4,415,442	2,677,238

11. Grant Revenue

The Company has not generated any revenue from product sales and it has generated minimal revenues to date, all relating to         $3.0 million in research grants received from the Leukemia and Lymphoma Society, or LLS. In the future, the Company may generate revenue from product sales. In October 2013, the Company entered into an agreement with LLS, which among other activities, sponsors research relating to hematologic cancers. LLS has agreed to provide funding to the Company of up to $3.5 million based on the achievement of certain milestones. The Company could receive an additional $0.5 million based on the completion of certain additional milestone events. The Company recognized approximately $0.4 million and $0.2 million of revenue related to this funding for the six-month periods ended June 30, 2016 and June 30, 2015, respectively, which reflects six months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The Company recognized approximately $0.2 million and $0.1 million of revenue related to this funding for the three-month periods ended June 30, 2016 and June 30, 2015, respectively. This agreement terminates when there are no longer any payment obligations.

12. Income Taxes

For the three and six months ended June 30, 2016 the Company recognized $26,756 of income tax benefit as a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income of $61,062 and a tax provision liability of $34,306.

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the six-month periods ended June 30, 2016 and 2015, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of June 30, 2016, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

13.  Stock-Based Compensation

The Company’s 2016 Stock Equity Incentive Plan (the “2016 Plan”) was adopted by the board of directors and approved by the stockholders in May 2016.  The 2016 Plan authorizes the Company to grant up to 1,812,932 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company. Under the provisions of the 2016 Plan, no option will have a term in excess of 10 years.

The Company’s 2012 Stock Equity Incentive Plan (the “2012 Plan”), which was adopted by the board of directors and approved by the stockholders in July 2012, became effective immediately prior to the closing of the Company’s initial public offering. In addition, the Company’s 2004 Stock Option and Grant Plan (the “2004 Plan”) was terminated effective immediately prior to the closing of the Company’s initial public offering. The 2012 Plan authorized the Company to grant up to 1,663,727 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company in the form of options to purchase common stock of the Company at a price not less than the estimated fair value at the date of grant. Under the provisions of the 2012 Plan, no option will have a term in excess of 10 years.

As of June 30, 2016, there were 992,122 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $2.9 million and $2.7 million for the six-month periods ended June 30, 2016 and 2015, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the six-month periods ended June 30, 2016 and 2015.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and six-month periods ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$689,185	$905,805	$1,167,186	$1,669,796
General and administrative	950,726	585,253	1,781,749	1,063,106
Total	$1,639,911	$1,491,058	$2,948,935	$2,732,902

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and six-month periods ended June 30, 2016 and 2015, respectively are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average volatility	73.18%	73.70%	73.49%	79.01%
Weighted-average risk-free interest rate	1.53%	1.92%	1.60%	1.86%
Weighted-average expected term in years	6.00	6.00	6.09	6.19
Dividend yield	0%	0%	0%	0%

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

For the six-month period ended June 30, 2016 and June 30, 2015, the Company issued 16,688 and 86,736 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $55,071 and $354,751, respectively. As of June 30, 2016, there was approximately $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.48 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,121,726	$10.74
Options granted	1,013,239	4.81
Options exercised	(16,688)	3.30
Options forfeited	(61,636)	18.38
Outstanding at June 30, 2016	3,056,641	$8.66	7.37	$5,547,222
Options exercisable at June 30, 2016	1,322,329	$8.32	5.47	$3,420,186

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2016 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The following table summarizes the activity related to the Company’s restricted stock for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	553,045	$13.91
Shares granted	857,752	4.69
Shares vested	(116,523)	16.73
Shares forfeited	(35,002)	10.99
Outstanding at June 30, 2016	1,259,272	$7.45

For the six-month period ended June 30, 2016, the Company granted 857,752 shares of restricted stock, at a weighted-average grant date fair value of $4.69 per share amounting to approximately $4.0 million in total aggregate fair value. As of June 30, 2016, 1,259,272 shares remained unvested and there was approximately $6.6 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.77 years. The total fair value of restricted stock vested during the six-month periods ended June 30, 2016 and June 30, 2015 was approximately $1.9 million and $1.3 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.1 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the six months ended June 30, 2016, the Company recorded approximately $29,225 of compensation expense, related to participation in the 2015 ESPP.

14. Commitments and Contingencies

The Company has entered into research and development agreements with third-parties for the development of oncology products and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes milestone and royalty payments based on successful development and commercialization of these assets including their net sales in the future. The timing and the amount of milestone and royalty payments in the future are not certain.

Under the Company’s license agreements, upon achieving certain milestones largely consisting of late stage clinical trial events and marketing approval and sales, the Company could be required to pay up to a total of $112.9 million in future periods. From inception through June 30, 2016, the Company has paid or accrued $4.3 million in payments resulting from such agreements. Royalty payments, largely single digit, are payable on commercial sales of certain products.

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

The Company has committed to make potential future milestone and royalty payments to third-parties as part of its research and development and licensing agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on its balance sheet for any such contingencies.

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2016, the Company entered into new work order agreements with this vendor totaling approximately $5.6 million, with services to be rendered on these agreements through 2016. The Company has received and paid for services relating to these agreements in the amount of $4.8 million.

The Company has agreements with third party service providers in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $10.5 million if not cancelled upon reasonable notice to the service provider and assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement was 36 months.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2016	$209,250
2017	837,000
2018	837,000
2019	837,000
Total minimum payments	$2,720,250

Rent expense charged to operations was $343,350 and $303,913 for the six-month periods ended June 30, 2016 and 2015, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

SL-401

Patients are currently enrolling in SL-401 clinical trials in multiple indications, including 1) a Phase 2 potentially pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN, 2) a Phase 2 trial in patients with acute myeloid leukemia, or AML, in remission with high risk of relapse including with minimal residual disease, or MRD, 3) a Phase 2 trial in patients with advanced, high-risk myeloproliferative neoplasms, or MPNs, and 4) a Phase 1/2 trial in patients with relapsed or refractory, or r/r, multiple myeloma, in which SL-401 is administered in combination with traditional myeloma therapies.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123). CD123 is present on a wide range of hematologic cancers including BPDCN, AML, certain MPNs, multiple myeloma, chronic myeloid leukemia, or CML, and other leukemias and lymphomas. SL-401 has demonstrated potent anti-tumor activity against a wide range of hematologic cancers in in vitro and in vivo preclinical models, including BPDCN, AML, MPN, multiple myeloma, CML, and other leukemic and lymphoid malignancies.

Previously, SL-401 was evaluated in an investigator-sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers; a trial which has since completed. In this trial, SL-401 was administered via daily intravenous infusion for up to five days, for only a single cycle, and demonstrated a manageable safety profile and anti-tumor activity, including complete responses, or CRs, largely in BPDCN but also in relapsed/refractory AML (Frankel et al. Blood 124, 2014; ASH 2013 Poster #2682; ASH 2015 Poster #3795).

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

Currently, we have opened the following corporate-sponsored SL-401 clinical trials in which SL-401 is administered in a multi-cycle regimen (via daily intravenous infusion for up to five days, repeated every 3-4 weeks):

•                  A Phase 2 potentially pivotal trial in patients with BPDCN;

•                  A Phase 2 trial in patients with AML in remission at high risk of relapse including with MRD;

•                  A Phase 2 trial in patients with advanced, high-risk MPNs; and

•                  A Phase 1/2 trial, in combination with pomalidomide and dexamethasone, in patients with r/r multiple myeloma.

SL-401 in BPDCN

Patients are currently enrolling into our ongoing, Phase 2 potentially pivotal trial of SL-401 in BPDCN. The trial is a single arm, open-label, multicenter study. The two-stage trial consists of a lead-in, dose escalation stage that included BPDCN and relapsed/refractory AML patients (Stage 1) followed by a subsequent expansion stage of BPDCN patients only (Stage 2) that utilizes the dose and regimen determined in Stage 1. Stage 1 of the trial has completed and enrollment in Stage 2 is ongoing. This trial is designed to support potential registration in BPDCN and we expect input from the FDA later this year regarding our regulatory strategy in BPDCN.

In June 2016, our academic investigators delivered oral presentations on the Phase 2 SL-401 clinical data in BPDCN at the annual meetings of the American Society of Clinical Oncology, or ASCO, in Chicago, Illinois, and the European Hematology Association, or EHA, in Copenhagen, Denmark. The data included 24 BPDCN patients treated with SL-401, of which 19 patients were evaluable at the time. Results demonstrated a safety profile which has remained manageable over increasing treatment duration, drug exposure, and patient experience. In addition, SL-401 demonstrated high overall response rates, or ORR, in both first-line and r/r BPDCN patients. Response duration and preliminary PFS and OS data were promising and patient enrollment was ongoing.

As of July 2016, 29 BPDCN patients have received SL-401 in a multi-cycle regimen, including 26 adults on protocol and 3 pediatric patients under compassionate use. The safety profile has continued to remain manageable over increasing treatment duration, drug exposure, and patient experience, with no new adverse events noted over time. SL-401 has continued to produce a high ORR (86%; 18/21) across all lines and all doses of evaluable adult patients. Data from the pediatric compassionate patients (n=3) are pending and will be reported separately. In the first-line setting at all tested doses, the ORR in evaluable adult patients is 100% (14/14), consisting of 9 CRs, 3 clinical complete responses, or CRcs (CRc defined as a CR in non-skin organs with gross reduction in cutaneous lesions and residual microscopic skin disease), and 2 partial responses, or PRs. Five of these first-line patients who experienced a major response with SL-401 (3 CR, 1 CRc, 1 PR) were subsequently bridged to stem cell transplant (SCT) and remain progression free. Duration data continue to mature, with 75% (9/12) of evaluable first-line adult patients treated at the maximum tested dose of 12 ug/kg remaining progression free for 3+ to 16+ months (ongoing), including a patient who has been receiving SL-401 for 12+ months [16+ cycles] (ongoing). In the r/r setting, the ORR is >50% (4/7) in currently evaluable patients, including a r/r patient who experienced a major response while on SL-401 and was then successfully bridged to SCT and remains progression free for 4+ months (ongoing). OS and PFS data continue to trend favorably, and new patients are enrolling into the trial.

SL-401 in AML in remission with high relapse risk including minimal residual disease

We are currently enrolling AML patients in remission with high relapse risk including MRD in a single arm, open-label, multicenter Phase 2 clinical trial. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. The objectives of the clinical study are to determine 1) safety and optimal dose in this indication, 2) SL-401’s ability to lessen MRD burden, and 3) whether CR duration can be extended by SL-401 relative to historical data. Stage 1 of the trial has been completed and enrollment in Stage 2 is open.

SL-401 in high-risk myeloproliferative neoplasms

We are currently enrolling patients with certain high-risk MPNs, including systemic mastocytosis, hypereosinophilic disorder, myelofibrosis, and chronic myelomonocytic leukemia, in a single arm, open-label, multicenter Phase 2 clinical trial. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. The objectives of this clinical study are to determine 1) safety and optimal dose in this indication, and 2) signals of clinical activity. The trial is currently enrolling patients in Stage 1.

SL-401 in combination with pomalidomide and dexamethasone in relapsed/refractory multiple myeloma

We are currently enrolling patients in a single arm, open-label, multicenter Phase 1/2 clinical trial evaluating SL-401 in combination with pomalidomide and dexamethasone in r/r multiple myeloma patients. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. The objectives of the clinical study are to determine 1) the safety and optimal dose of SL-401 when administered in combination with pomalidomide and dexamethasone, and 2) signals of clinical activity. The trial is currently enrolling patients in Stage 1.

SL-701

SL-701 is an immunotherapy designed to activate the immune system to attack brain cancer and other malignancies. SL-701 is comprised of several short synthetic peptides that correspond to targets on brain cancer cells and other malignancies, including IL-13Rα2, EphA2, and survivin. Two of these peptides are novel mutants, corresponding to IL-13Rα2 and survivin, artificially designed to be potentially immunogenic to amplify the anti-tumor immune response.

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

SL-701 Phase 2 in Second Line GBM

In the initial stage of our corporate-sponsored trial in adult patients with second-line GBM, SL-701 was administered via subcutaneous injection every 14 days with the immunostimulants, GM-CSF and imiquimod. We have completed patient enrollment in this stage and patients continue to be followed for safety and efficacy. Currently we are enrolling adult patients with second-line GBM in the second stage of this trial that utilizes SL-701 and the immunostimulant, poly-ICLC used in the previous investigator-sponsored studies. In addition, we have added bevacizumab (Avastin®) to the regimen.

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

SL-801 Phase 1 — Advanced Solid Tumors

We are currently enrolling patients with advanced solid tumors in a Phase 1, dose escalation trial of SL-801.We have cleared the first two dosing cohorts, and the third cohort is currently open The trial is designed to evaluate safety, identify an effective dosing regimen, as well as identify initial signals of efficacy. We also plan to initiate a Phase 1 trial in patients with advanced hematologic cancers in the future.

We have devoted substantially all of our resources to advancing our clinical stage candidates into and through clinical trials, formulating a clinical and regulatory development strategy, manufacturing our product candidates, developing our preclinical pipeline, optimizing our drug discovery platform, fortifying our intellectual property portfolio, identifying and acquiring additional product and technology rights, providing general and administrative support for these operations, and raising capital. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through June 30, 2016, we raised $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. During the first quarter of 2015, we raised additional gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses) from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net losses from operations for the six months ended June 30, 2016 and 2015 were $18.4 million and $17.8 million, respectively. We expect our expenses to moderately increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $3.0 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.4 million for the six-month period ended June 30, 2016, which reflects six months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying cost incurred. In the future, we may generate revenue from product sales.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SL-401	3,201,504	4,250,227	6,475,414	6,598,486
SL-701	971,396	852,487	1,980,365	1,848,657
SL-801	666,998	587,479	1,132,627	928,947
Personnel expenses	1,833,132	2,216,482	3,466,718	4,275,346
Other expenses	202,940	292,722	353,576	583,448
Total	6,875,970	8,199,397	13,408,700	14,234,884

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  chemistry, manufacturing and controls, or CMC, related costs;

•                  nonclinical costs;

•                  regulatory expenses;

•                  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, and consultant costs;

•                  third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, academic institutions and consultants; and

•                  license fees and milestone payments related to in-licensed products and technology.

We expense research and development costs to operations as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as an expense when the services have been performed or when the goods have been received, rather than when the payments are made.

We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. The components of our research and development costs are described in more detail in “Results of Operations.”

We anticipate that our research and development expenses will moderately increase in future periods as we continue to develop SL-401, SL-701, SL-801, and continue to develop our other product candidates and our platform technology. We anticipate the majority of our research and development expense will be devoted to the development of SL-401, SL-701, and SL-801.

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

•                  timing and results of future clinical trials;

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the six months ended June 30, 2016.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Research and development expense.  Research and development expense was $6.9 million for the quarter ended June 30, 2016, compared with $8.2 million for the quarter ended June 30, 2015, representing a decrease of $1.3 million. The lower expenses during the quarter were primarily attributable to higher expenses in the prior year relating to clinical site startup costs and initiation of  clinical trial activities for SL-401.

General and administrative expense.  General and administrative expense was $2.9 million for the quarter ended June 30, 2016, compared with $2.2 million for the quarter ended June 30, 2015, representing an increase of $0.7 million. The increase in expense year over year was primarily attributable to higher non-cash stock based compensation and payroll costs relating to employees.

Interest income.  Interest income was $140,450 for the quarter ended June 30, 2016, compared with $76,181 for the quarter ended June 30, 2015. The higher income is due to a change in our investment portfolio to include higher yielding FDIC insured certificates of deposit.

Comparison of Six Months Ended June 30, 2016 and 2015

Research and development expense.  Research and development expense was $13.4 million for the six months ended June 30, 2016, compared with $14.2 million for the six months ended June 30, 2015, representing a decrease of $0.8 million. The lower expenses compared to the same period in 2015 were primarily attributable to higher expenses during the prior year relating to clinical site startup costs and initiation of clinical trial activities for SL-401.

General and administrative expense.  General and administrative expense was $5.7 million for the six months ended June 30, 2016, compared with $4.0 million for the six months ended June 30, 2015, representing an increase of $1.7 million. The increase in expense year over year was primarily attributable to higher non-cash stock based compensation and payroll costs relating to employees.

Interest income.  Interest income was $285,107 for the six months ended June 30, 2016, compared with $121,941 for the six months ended June 30, 2015. The higher income is due to a change in our investment portfolio to include higher yielding FDIC insured certificates of deposit.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, our cash, cash equivalents and short and long-term investments totaled $81.2 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in 100% U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our Secondary Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

We have financed our operations to date primarily through proceeds from sales of common stock and convertible preferred stock, and issuances of convertible debt.  To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through June 30, 2016, we received net proceeds of $165.7 million from the sale of common stock and $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible notes. In the first quarter of 2015, we completed an underwritten follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share and the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share (the “Secondary Offering”). Aggregate gross proceeds from the Secondary Offering were $68.6 million, and net cash proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(16,396,246)	$(13,964,923)
Net cash provided by/(used) in investing activities	15,684,550	(61,570,184)
Net cash provided by financing activities	104,684	64,461,123
Net (decrease) increase in cash and cash equivalents	$(607,012)	$(11,073,984)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the six months ended June 30, 2016 and 2015 primarily resulted from research and development expenses as we ramped up our clinical activities relating to SL-401, SL-701, and SL-801. Additional research and development costs also include CMC related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash provided by and used in financing activities for the six months ended June 30, 2016 and 2015, respectively, reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the six months ended June 30, 2016 resulted from the issuance of stock related to the 2015 Employee Stock Purchase Plan and exercise of employee stock options.  The net cash provided by financing activities for the six months ended June 30, 2015 resulted primarily from our Secondary Offering and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses).

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

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

Our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third-parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

•                  the progress and results of the ongoing and future clinical trials of our product candidates;

•                  the scope, progress, results and costs of compound discovery, preclinical development, laboratory testing and clinical trials for our product candidates now or in the future;

•                  the extent to which we acquire or in-license other products and technologies;

•                  the costs, timing and outcome of regulatory review of our product candidates;

•                  the costs of future commercialization activities, including product sales promotion, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

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

The Company has agreements with third party service providers in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $10.5 million if not cancelled upon reasonable notice to the service provider and assuming the successful advancement of its programs.

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

Tax Loss Carryforwards

As of June 30, 2016, we had net operating losses of $77 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $14.9 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2036. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At June 30, 2016, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $81.2 million as of June 30, 2016 and $97.5 million as of December 31, 2015, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2016 and December 31, 2015, all of our liabilities were denominated in our functional currency.

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

Clinical trials can be delayed or halted for many reasons, including:

•                  delays or failure reaching agreement on acceptable terms with prospective CMOs, contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly depending on the circumstances;

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

We intend to have one or more interactions with the FDA in the second half of 2016 regarding our SL-401 Phase 2 potentially pivotal trial in BPDCN.  If the FDA does not agree with our proposals or a mutual compromise is not reached, this trial may not be recognized as a pivotal trial, which could delay or halt our clinical trials or commercialization plans for SL-401, including requiring us to conduct additional clinical trials.

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

If we experience delays in the completion of, or a termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, which will have a negative impact on our ability to commence product sales and generate product revenues from any of our product candidates. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process and may negatively impact our ability to raise additional capital to support these increased costs. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

•                  We have changed the treatment regimen of SL-401 to a multi-cycle regimen, in which patients will receive more than one treatment cycle, rather than a single-cycle treatment as used in the completed investigator-initiated clinical trial. Although we anticipate that patients receiving multiple cycles of SL-401 may derive greater clinical benefit than from a single cycle, there is a risk of toxicity or a lack of efficacy arising from multiple cycles.

•                  We are treating patients with certain diseases or conditions that have not been previously treated with SL-401. These include certain myeloproliferative diseases such as mastocytosis, hypereosinophilic syndrome, myelofibrosis, chronic myelomonocytic leukemia, as well as other malignancies including multiple myeloma and early stages of acute myeloid leukemia, or AML. In these instances, we may choose to treat patients at several different doses and multi-cycle dosing regimens to determine the optimal doses and schedules for both near-term and long-term safety and disease control in each indication.

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

Further, if we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our common stock to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We have incurred net losses from operations from our inception through June 30, 2016 of approximately $128.0 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and SL-801, we will lose our rights to develop and commercialize those product candidates.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of August 8, 2016, we had 26 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 42.3% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

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

Date: August 8, 2016	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.