Form 10-Q
period 2016-09-30
STEMLINE THERAPEUTICS INC
filed 2016-11-08
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 19,158,732 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 8, 2016.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our clinical trials, including safety and efficacy of our product candidates and patient accrual, and the accuracy of data generated from our trials;

•                  our ability to obtain and maintain marketing approval from regulatory agencies for our products;

•                  our ability to obtain and maintain adequate reimbursement for our products;

•                  our ability to obtain the desired labeling of our products under any regulatory approval;

•                  our plans to develop and commercialize our products;

•                  our ability to successfully file and obtain timely marketing approval for one or more Biologics License Applications, or BLA, or New Drug Applications, or NDA;

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

•                  our ability to manufacture our products, gain access to products we plan to use in combination studies and the performance of third-party manufacturers;

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	September 30, 2016 (Unaudited)	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$9,127,991	$13,376,196
Short-term investments	41,375,137	32,663,245
Prepaid expenses and other current assets	523,612	651,889
Total current assets	51,026,740	46,691,330
Furniture and fixtures, net	23,482	95,661
Long-term investments	23,818,645	51,428,632
Other assets	212,305	—
Total assets	$75,081,172	$98,215,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,917,969	$8,632,873
Current portion of deferred grant revenue	1,197,600	822,604
Total current liabilities	9,115,569	9,455,477
Deferred grant revenue, net of current portion	—	616,949
Other liabilities	159,975	31,241
Total liabilities	9,275,544	10,103,667
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at September 30, 2016 and December 31, 2015, 19,151,652 shares issued and outstanding at September 30, 2016 and 18,235,020 shares issued and outstanding at December 31, 2015	1,916	1,825
Additional paid-in capital	191,584,735	185,703,423
Accumulated other comprehensive loss	(47,512)	(153,690)
Accumulated deficit	(125,733,511)	(97,439,602)
Total stockholders’ equity	65,805,628	88,111,956
Total liabilities and stockholders’ equity	$75,081,172	$98,215,623

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Grant revenue	$299,401	$205,651	$741,953	$448,509

Operating expenses:
Research and development	7,176,960	7,340,859	20,585,659	21,575,743
General and administrative	3,187,869	2,234,991	8,914,630	6,197,694

Total operating expenses	10,364,829	9,575,850	29,500,289	27,773,437

Loss from operations	(10,065,428)	(9,370,199)	(28,758,336)	(27,324,928)

Other income	1,378	—	11,736	1,609

Interest income	132,006	137,123	417,113	259,064

Net loss before income taxes	(9,932,044)	(9,233,076)	(28,329,487)	(27,064,255)

Income tax benefit	8,822	—	35,578	—

Net loss	$(9,923,222)	$(9,233,076)	$(28,293,909)	$(27,064,255)

Net loss per common share:

Basic and Diluted	$(0.56)	$(0.53)	$(1.59)	$(1.57)

Weighted-average shares outstanding:

Basic and Diluted	17,831,022	17,515,895	17,777,675	17,196,840

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(9,923,222)	$(9,233,076)	$(28,293,909)	$(27,064,255)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments, net of tax	(10,975)	21,554	117,914	34,224
Reclassification adjustment for gain on investments included in net loss	(1,378)	—	(11,736)	(1,609)

Other comprehensive gain (loss)	(12,353)	21,554	106,178	32,615
Comprehensive loss	$(9,935,575)	$(9,211,522)	$(28,187,731)	$(27,031,640)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Gain (Loss)	Deficit	Equity
Balance, December 31, 2015	18,235,020	$1,825	$185,703,423	$(153,690)	$(97,439,602)	$88,111,956

Restricted stock grants	906,476	91	(91)	—	—	—
Forfeiture of restricted stock grants	(35,002)	(4)	4	—	—	—
Stock-based compensation expense	—	—	5,666,813	—	—	5,666,813
Employee Stock Purchase Plan compensation expense	—	—	43,258	—	—	43,258
Issuance of common stock in connection with the ESPP	11,407	1	59,953	—	—	59,954
Issuance of common stock in connection with the exercise of stock options	33,751	3	111,375	—	—	111,378
Net loss	—	—	—	—	(28,293,909)	(28,293,909)
Other comprehensive income, net of tax	—	—	—	106,178	—	106,178
Balance, September 30, 2016	19,151,652	$1,916	$191,584,735	$(47,512)	$(125,733,511)	$65,805,628

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities

Net loss	$(28,293,909)	$(27,064,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,306	115,000
Stock-based compensation expense	5,710,071	4,484,815
Amortization of premium paid on marketable securities	167,540	157,665
Net gain on sale of marketable securities	(11,736)	(1,609)
Income tax benefit from other comprehensive income	(35,578)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	128,277	766,103
Other assets	(212,305)	—
Accounts payable and accrued expenses	(734,024)	2,319,249
Deferred grant revenue	(241,953)	214,601
Other liabilities	128,734	—

Net cash used in operating activities	(23,315,577)	(19,008,431)

Cash flows from investing activities
Purchase of furniture and fixtures	(7,128)	—
Purchase of marketable securities	(22,194,580)	(88,084,690)
Proceeds from redemption of marketable securities	41,097,748	38,911,353

Net cash provided by (used) in investing activities	18,896,040	(49,173,337)

Cash flows from financing activities
Proceeds from issuance of common stock, net	59,954	64,106,372
Proceeds from exercise of stock options	111,378	354,751

Net cash provided by financing activities	171,332	64,461,123

Net decrease in cash and cash equivalents	(4,248,205)	(3,720,645)
Cash and cash equivalents at beginning of period	13,376,196	25,007,217

Cash and cash equivalents at end of period	$9,127,991	$21,286,572

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

September 30, 2016

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

Reclassifications

Certain reclassifications totaling $822,604 have been made to the financial statements for the period ended December 31, 2015 to conform to the current portion of deferred revenue presentation in the financial statements for the period ended September 30, 2016. These reclassifications to adjust accounts payable and accrued expense had no impact on previously reported net loss or stockholders’ equity.

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

3. Liquidity and Capital Resources

As of September 30, 2016, the Company has approximately $74.3 million in cash, cash equivalents, short and long-term investment securities. The Company primarily invests in highly liquid cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Prepaid third-party vendor costs	$261,304	$195,305
Prepaid insurance	169,551	51,623
Deposits	—	106,243
Other Receivable	92,757	298,718
Total	$523,612	$651,889

5. Furniture and Fixtures

Furniture and fixtures consist of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Office furniture and fixtures	$486,586	$479,458
Less accumulated depreciation	(463,104)	(383,797)
Furniture and fixtures, net	$23,482	$95,661

Depreciation expense was $79,306 and $115,000 for the nine-month periods ended September 30, 2016 and 2015, respectively. Depreciation expense was $952 and $38,333 for the three-month periods ended September 30, 2016 and 2015, respectively.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash and cash equivalents	$9,127,991	$—	$—	$9,127,991
Short-term investments	21,123,088	20,252,049	—	41,375,137
Long-term investments	17,994,239	5,824,406	—	23,818,645
Total assets at fair value	$48,245,318	$26,076,455	$—	$74,321,773

	December 31, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash and cash equivalents	$13,376,196	$—	$—	$13,376,196
Short-term investments	16,515,871	16,147,374	—	32,663,245
Long-term investments	37,217,727	14,210,905	—	51,428,632
Total assets at fair value	$67,109,794	$30,358,279	$—	$97,468,073

The following is a summary of cash equivalents and available-for-sale investments held by the Company at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$2,321,486	$—	$—	$2,321,486

Cash equivalents:
Money market funds	$6,806,505	$—	$—	$6,806,505

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,109,094	288	(454)	2,108,928
Federal farm credit bank	2,061,220	2,835	—	2,064,055
Federal home loan bank	10,230,949	6,328	(1,640)	10,235,637
Freddie Mac	6,711,326	3,142	—	6,714,468

Certificate of Deposits	20,248,529	3,520	—	20,252,049

Total Short-term investments	41,361,118	16,113	(2,094)	41,375,137

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,866,250	912	(7,149)	5,860,013
Federal farm credit bank	2,306,338	—	(890)	2,305,448
Federal home loan bank	1,906,009	1,577	—	1,907,586
Freddie Mac	7,922,837	183	(1,828)	7,921,192

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Certificate of Deposits	5,824,044	362	—	5,824,406

Total Long-term investments	23,825,478	3,034	(9,867)	23,818,645

Total	$74,314,587	$19,147	$(11,961)	$74,321,773

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$5,462,081	$—	$—	$5,462,081

Cash equivalents:
Money market funds	$7,914,115	$—	$—	$7,914,115

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,005,785	—	(2,942)	2,002,843
Federal farm credit bank	1,076,445	—	(1,856)	1,074,589
Federal home loan bank	12,445,530	61	(9,764)	12,435,827
Freddie Mac	1,005,272	—	(2,660)	1,002,612

Certificate of Deposits	16,150,513	295	(3,434)	16,147,374

Total Short-term investments	32,683,545	356	(20,656)	32,663,245

Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,366,424	—	(15,213)	4,351,211
Federal farm credit bank	6,290,607	—	(27,957)	6,262,650
Federal home loan bank	14,113,301	—	(44,803)	14,068,498
Freddie Mac	12,576,749	—	(41,382)	12,535,367

Certificate of Deposits	14,214,941	703	(4,738)	14,210,906

Total Long-term investments	51,562,022	703	(134,093)	51,428,632
Total	$97,621,763	$1,059	$(154,749)	$97,468,073

At September 30, 2016 and December 31, 2015, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at September 30, 2016 and December 31, 2015.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Accrued research and development costs	$5,811,179	$5,303,990
Accrued compensation	1,509,203	2,727,965
Accrued professional fees	236,752	245,329
Other accrued liabilities	360,835	355,589
Total	$7,917,969	$8,632,873

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

As of September 30, 2016 and December 31, 2015, the Company was authorized to issue 33,750,000 shares of common stock.

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

9. Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated balances for each component of other comprehensive gain (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$(35,159)	$14,061	$(153,690)	$3,000
Other comprehensive income (loss) before reclassification	(17,339)	21,554	172,612	34,224
Amounts reclassified from accumulated other comprehensive income (loss)*	(1,378)	—	(11,736)	(1,609)
Income tax provision	6,364	—	(54,698)	—
Total other comprehensive income	(12,353)	21,554	106,178	32,615

Balance at end of period	$(47,512)	$35,615	$(47,512)	$35,615

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(9,923,222)	$(9,233,076)	$(28,293,909)	$(27,064,255)
Basic and diluted weighted-average common shares	17,831,022	17,515,895	17,777,675	17,196,840
Basic and diluted net loss per share	$(0.56)	$(0.53)	$(1.59)	$(1.57)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the nine-month periods ended September 30, 2016 and 2015, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Nine Months Ended September 30,
	2016	2015
Restricted stock	1,304,974	449,068
Options outstanding	3,147,545	2,145,536
Warrants	99,529	99,529
Total	4,552,048	2,694,133

11. Grant Revenue

The Company has not generated any revenue from product sales and it has generated minimal revenues to date relating to $3.0 million in research grants received from the Leukemia and Lymphoma Society, or LLS. In the future, the Company may generate revenue from product sales. In October 2013, the Company entered into an agreement with LLS, which among other activities, sponsors research relating to hematologic cancers. LLS has agreed to provide funding to the Company of up to $3.5 million based on the achievement of certain milestones. The Company could receive an additional $0.5 million based on the completion of certain additional milestone events. The Company recognized approximately $0.7 million and $0.4 million of revenue related to this funding for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively, which reflects nine months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The Company recognized approximately $0.3 million and $0.2 million of revenue related to this funding for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. This agreement terminates when there are no longer any payment obligations.

12. Income Taxes

For the three and nine months ended September 30, 2016 the Company recognized $8,822 and $35,578, respectively, of income tax benefit as a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income of $54,698 and a tax provision liability of $19,120.

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the nine-month periods ended September 30, 2016 and 2015, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company has never had the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of September 30, 2016, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of September 30, 2016, there were 835,431 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $5.7 million and $4.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the nine-month periods ended September 30, 2016 and 2015.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,368,932	$1,047,970	$2,536,118	$2,717,766
General and administrative	1,348,946	703,943	3,130,695	1,767,049
Total	$2,717,878	$1,751,913	$5,666,813	$4,484,815

Stock Options

The Company grants stock options to employees, Directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted, generally, have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period and options granted to Directors vest in equal yearly installments over a three-year period from the date of grant. Options to Directors are granted on an annual basis and represent compensation for services performed by the board of directors. Compensation cost for stock options granted to employees and Directors are charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company has also granted market based awards to an employee and an non-employee consultant in which the compensation cost will be charged against operations using the accelerated attribution method regardless of whether or not market conditions are met. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average volatility	73.82%	76.00%	73.52%	78.75%
Weighted-average risk-free interest rate	1.22%	1.76%	1.56%	1.84%
Weighted-average expected term in years	5.45	6.17	6.03	6.16
Dividend yield	0%	0%	0%	0%

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

For the nine-month periods ended September 30, 2016 and September 30, 2015, the Company issued 33,751 and 86,736 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $111,378 and $354,751, respectively. As of September 30, 2016, there was approximately $7.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.21 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,121,726	$10.74
Options granted	1,121,686	5.24
Options exercised	(33,751)	3.30
Options forfeited	(62,116)	18.34
Outstanding at September 30, 2016	3,147,545	$8.71	7.25	$13,668,456
Options exercisable at September 30, 2016	1,319,888	$8.35	5.29	$6,835,927

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2016 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock

The Company grants restricted stock to its employees, Directors, and non-employee consultants. Restricted stock is recorded as deferred compensation and charged against earnings on a straight-line basis over the vesting period, which ranges from immediate to four years in duration. The Company has also granted market based awards to an employee in which the compensation cost will be charged against operations using the accelerated attribution method regardless of whether or not market conditions are met. Restricted stock may be granted to Directors and represents compensation for services performed on the Company’s board of directors. Restricted stock awards to Directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	553,045	$13.91
Shares granted	906,476	4.84
Shares vested	(119,545)	16.63
Shares forfeited	(35,002)	10.99
Outstanding at September 30, 2016	1,304,974	$7.44

For the nine-month period ended September 30, 2016, the Company granted 906,476 shares of restricted stock, at a weighted-average grant date fair value of $4.84 per share amounting to approximately $4.4 million in total aggregate fair value. As of September 30, 2016, 1,304,974 shares remained unvested and there was approximately $5.7 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.56 years. The total fair value of restricted stock vested during the nine-month periods ended September 30, 2016 and September 30, 2015 was approximately $2.0 million and $1.3 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.3 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the nine months ended September 30, 2016, the Company recorded approximately $43,258 of compensation expense, related to participation in the 2015 ESPP.

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

Under the Company’s license agreements, upon achieving certain milestones largely consisting of late stage clinical trial events and marketing approval and sales, the Company could be required to pay up to a total of $112.9 million in future periods. From inception through September 30, 2016, the Company has paid or accrued $4.6 million in payments resulting from such agreements. Royalty payments, largely single digit, are payable on commercial sales of certain products.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2016, the Company entered into new work order agreements with this vendor totaling approximately $6.1 million, with services to be rendered on these agreements through 2016. The Company has received and paid for services relating to these agreements in the amount of $5.1 million.

The Company has agreements with third party service providers in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $7.3 million if not cancelled upon reasonable notice to the service provider and assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement was 36 months.

In February 2016, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750 and a 42-month term. The term of this lease agreement commenced on July 1, 2016 and is set to expire on December 31, 2019. The aggregate minimum lease commitment over the 42 month term of the lease is approximately $2.7 million. The Company has provided the landlord with a security deposit equal to three months’ rent, totaling $209,250.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2016	$209,250
2017	837,000
2018	837,000
2019	837,000
Total minimum payments	$2,720,250

Rent expense charged to operations was $533,305 and $455,952 for the nine-month periods ended September 30, 2016 and 2015, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

SL-401

Patients are currently enrolling in SL-401 clinical trials in multiple indications, including a Phase 2 potentially pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. SL-401 as a single agent is also being advanced through clinical trials in acute myeloid leukemia, or AML, and myeloproliferative neoplasms, or MPN. In addition, SL-401 is being evaluated in combination with traditional therapies in a Phase 1/2 trial in patients with relapsed or refractory, or r/r, multiple myeloma.

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

We are also developing SL-501, a next generation CD123-targeted therapy, which is currently in investigational new drug, or IND, enabling studies.

Previously, SL-401 was evaluated in an investigator-sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers; a trial which has since completed. In this trial, SL-401 was administered via daily intravenous infusion for up to five days, for only a single cycle, and demonstrated a manageable safety profile and anti-tumor activity, including complete responses, or CRs, largely in BPDCN but also in r/r AML (Frankel et al. Blood 124, 2014; ASH 2013 Poster #2682; ASH 2015 Poster #3795).

Currently, we are enrolling patients in the following corporate-sponsored SL-401 clinical trials in which SL-401 is administered in a multi-cycle regimen (via daily intravenous infusion for up to five days, repeated every 3-4 weeks):

•                  A Phase 2 potentially pivotal trial in patients with BPDCN;

•                  A Phase 2 trial in patients with AML in CR with minimal residual disease, or MRD;

•                  A Phase 2 trial in patients with advanced, high-risk MPNs; and

•                  A Phase 1/2 trial, in combination with pomalidomide and dexamethasone, in patients with r/r multiple myeloma.

SL-401 was granted Breakthrough Therapy Designation, or BTD, by the U.S. Food and Drug Administration, or FDA, in August 2016. In addition, SL-401 was granted Orphan Drug Designation for the treatment of BPDCN and AML from both the FDA and the European Medicines Agency, or EMA.

SL-401 in BPDCN

Patients are currently enrolling into our ongoing, Phase 2 potentially pivotal trial of SL-401 in BPDCN. The trial is a single arm, open-label, multicenter study. The two-stage trial consists of a lead-in, dose escalation stage that included BPDCN and relapsed/refractory AML patients (Stage 1) followed by an expansion stage of BPDCN patients only (Stage 2) that utilizes the dose and regimen determined in Stage 1. Stage 1 of the trial has completed and enrollment in Stage 2 is ongoing. This trial is designed to support potential registration in BPDCN and we expect input from the FDA in the near-term regarding our potential registration pathway in BPDCN.

In June 2016, our academic investigators delivered oral presentations on the Phase 2 SL-401 clinical data in BPDCN at the annual meetings of the American Society of Clinical Oncology, or ASCO, in Chicago, Illinois, and the European Hematology Association, or EHA, in Copenhagen, Denmark. The data included 24 BPDCN patients treated with SL-401, of which 19 patients were evaluable at the time. Results demonstrated a safety profile which has remained manageable over increasing treatment duration, drug exposure, and patient experience. In addition, SL-401 demonstrated high overall response rates, or ORR, in both first-line and r/r BPDCN patients. Response duration and preliminary progression-free survival, or PFS, and overall survival, or OS, data were promising and patient enrollment was ongoing.

As of July 2016, 26 adult BPDCN patients received SL-401 in a multi-cycle regimen; an additional 3 pediatric patients received SL-401 under compassionate use. SL-401’s safety profile has continued to remain predictable and manageable over increasing treatment duration, drug exposure, and patient experience. SL-401 has continued to produce a high ORR (86%; 18/21) across all lines and all doses of evaluable adult patients. Data from the pediatric compassionate patients (n=3) are pending and will be reported separately. In the first-line setting at all tested doses, the ORR in evaluable adult patients is 100% (14/14), consisting of 9 CRs, 3 clinical complete responses, or CRcs (CRc defined as a CR in non-skin organs with gross reduction in cutaneous lesions and residual microscopic skin disease), and 2 partial responses, or PRs. Five of these first-line patients who experienced a major response with SL-401 (3 CR, 1 CRc, 1 PR) were subsequently bridged to stem cell transplant, or SCT, and remain progression free. Duration data continue to mature, with 75% (9/12) of evaluable first-line adult patients treated at the maximum tested dose of 12 ug/kg remaining progression free for 3+ to 16+ months (ongoing), including a patient who has been receiving SL-401 for 12+ months [16+ cycles] (ongoing). In the r/r setting, the ORR is >50% (4/7) in currently evaluable patients, including a r/r patient who experienced a major response while on SL-401 and was then successfully bridged to SCT and remains progression free for 4+ months (ongoing). OS and PFS data continue to trend favorably, and new patients are enrolling into the trial. It is our intention to present updated data from this trial at the upcoming American Society of Hematology, or ASH, conference in December 2016.

SL-401 in AML in remission with high relapse risk including minimal residual disease

We are currently enrolling AML patients in remission with MRD in a single arm, open-label, multicenter Phase 2 clinical trial. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. The objectives of the clinical study are to determine 1) safety and optimal dose in this indication, 2) SL-401’s ability to lessen MRD burden, and 3) whether CR duration can be extended by SL-401 relative to historical data. Stage 1 of the trial has been completed and enrollment in Stage 2 is ongoing.

SL-401 in high-risk myeloproliferative neoplasms

We are currently enrolling patients with certain advanced, high-risk MPNs, including chronic myelomonocytic leukemia, or CMML, myelofibrosis, systemic mastocytosis, and hypereosinophilic disorder, in a single arm, open-label, multicenter Phase 2 clinical trial. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. The objectives of this clinical study are to determine 1) safety and optimal dose in this indication, and 2) signals of clinical activity. Stage 1 of this trial has been completed and enrollment in Stage 2 is ongoing.

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

SL-701

SL-701 is an immunotherapy designed to activate the immune system to attack brain cancer and other malignancies. SL-701 is comprised of several synthetic peptides that correspond to targets on brain cancer cells and other malignancies, including IL-13Rα2, EphA2, and survivin. Two of these peptides are novel mutants, corresponding to IL-13Rα2 and survivin, artificially designed to be potentially immunogenic to amplify the anti-tumor immune response.

In several completed investigator-sponsored Phase 1/2 clinical trials, an earlier version of this therapy, delivered with an immunostimulant, poly-ICLC, a toll-like receptor 3, or TLR3, agonist shown to activate NK cells and CD8+ T cells, demonstrated anti-tumor activity, including several tumor shrinkages and disease stabilizations in adult and pediatric patients with high grade glioma, including glioblastoma, or GBM (Okada. J Clin Oncol. 2011, ASCO 2011 Poster#2506, AACR 2012 Poster#LB-135).

SL-701 has been granted Orphan Drug Designation by the FDA for the treatment of glioma.

SL-701 Phase 2 in Second Line GBM

In the initial stage (Stage 1) of our corporate-sponsored trial in adult patients with second-line GBM, SL-701 was administered via subcutaneous injection with the immunostimulants, GM-CSF and imiquimod. We have completed patient enrollment in this stage and patients continue to be followed for safety and efficacy. Currently, in Stage 2 of the trial, adult patients with second-line GBM are receiving SL-701 and poly-ICLC, the immunostimulant used in the previous investigator-sponsored studies. In addition, we have added bevacizumab (Avastin®) to the regimen. We expect preliminary data from this study later this year and on into next year.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a tumor-promoting nuclear transport protein. XPO1 has been shown to regulate nuclear import and export of tumor suppressor proteins and oncogenic cell growth regulators, and is overexpressed by many cancer types. Inhibition of XPO1 has been shown to restore tumor suppressor function and proper cell cycle regulation, leading to death of cancer cells. Clinically, we believe that data indicate that XPO1 is a validated target in a variety of solid and hematological cancers. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. Moreover, we believe that by virtue of its relatively reversible inhibition of XPO1, SL-801 may possess a favorable therapeutic window in the clinic.

SL-801 Phase 1 — Advanced Solid Tumors

We are currently enrolling patients with advanced solid tumors in a Phase 1, dose escalation trial of SL-801. We have cleared the first three dosing cohorts, and the fourth cohort is currently open. The trial is designed to evaluate safety, establish an effective dosing regimen, as well as identify initial signals of efficacy. We also plan to initiate a Phase 1 trial in patients with advanced hematologic cancers in the future.

We have devoted substantially all of our resources to advancing our clinical stage candidates into and through clinical trials, formulating a clinical and regulatory development strategy, manufacturing our product candidates, developing our preclinical pipeline,  fortifying our intellectual property portfolio, identifying and acquiring additional product and technology rights, providing general and administrative support for these operations, and raising capital. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public sales of common stock to our investors. From inception through September 30, 2016, we raised $165.7 million primarily from the public sale of common stock relating to our 2013 Initial Public Offering, or IPO, and two subsequent secondary offerings. During the first quarter of 2015, we raised gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses) from the underwritten public secondary offering and sale of 4,353,877 shares of our common stock.

We have never been profitable and our net losses from operations for the nine months ended September 30, 2016 and 2015 were $28.3 million and $27.1 million, respectively. We expect our expenses to moderately increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates.  Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date all relating to a $3.0 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.7 million for the nine-month period ended September 30, 2016, which reflects nine months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying cost incurred. In the future, we may generate revenue from product sales. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SL-401	3,889,790	3,274,049	10,365,203	9,872,535
SL-701	(173,811)	1,106,562	1,806,554	2,955,219
SL-801	762,857	643,823	1,895,484	1,572,770
Personnel expenses	2,505,888	2,139,920	5,972,606	6,415,266
Other expenses	192,236	176,505	545,812	759,953
Total	7,176,960	7,340,859	20,585,659	21,575,743

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  chemistry, manufacturing and controls, or CMC, related costs;

•                  nonclinical costs;

•                  regulatory expenses including Biologics License application, or BLA, related costs;

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

The successful development of our product candidates is highly uncertain. As of this time, other than as discussed above, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•                  the scope, rate of progress and costs of our planned, as well as any additional clinical trials and other research and development activities;

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

A change in the outcome of any of these or similar variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. The primary functions included in our general and administrative expenses are legal, finance, human resources, investor relations, commercial operations and business development departments. Other general and administrative expenses include facility costs, insurance expense and professional fees for legal, business development, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in future periods due to the planned build out of a commercial infrastructure to support a potential commercial product launch for SL-401 if an FDA approval for marketing is obtained.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments. Given the current interest rate market and that our primary investments are in U.S. Treasury and Agency securities and related money market funds coupled with FDIC-insured bank certificates of deposits, we expect interest income to be minimal in future quarters.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the nine months ended September 30, 2016.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Research and development expense.  Research and development expense was $7.2 million for the quarter ended September 30, 2016, compared with $7.3 million for the quarter ended September 30, 2015, representing a decrease of $0.1 million.

General and administrative expense.  General and administrative expense was $3.2 million for the quarter ended September 30, 2016, compared with $2.2 million for the quarter ended September 30, 2015, representing an increase of $1.0 million. The increase in expense was primarily attributable to higher non-cash stock based compensation and payroll costs relating to employees.

Interest income.  Interest income was $132,006 for the quarter ended September 30, 2016, compared with $137,123 for the quarter ended September 30, 2015. The slightly lower income is due to the year over year reduction in our cash, short-term investment and long-term investment balances.

Comparison of Nine Months Ended September 30, 2016 and 2015

Research and development expense.  Research and development expense was $20.6 million for the nine months ended September 30, 2016, compared with $21.6 million for the nine months ended September 30, 2015, representing a decrease of $1.0 million. The lower expenses in 2016 compared to the same period in the prior year were primarily attributable to higher clinical site startup fees in the prior year.

General and administrative expense.  General and administrative expense was $8.9 million for the nine months ended September 30, 2016, compared with $6.2 million for the nine months ended September 30, 2015, representing an increase of $2.7 million. The increase in expense year over year was primarily attributable to higher non-cash stock based compensation and payroll costs relating to employees.

Interest income.  Interest income was $417,113 for the nine months ended September 30, 2016, compared with $259,064 for the nine months ended September 30, 2015. The higher income is due to a change in the composition of our investment portfolio to include higher yielding FDIC insured certificates of deposit.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, our cash, cash equivalents and short and long-term investments totaled $74.3 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our Secondary Offering in the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 IPO and two subsequent secondary offerings. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through September 30, 2016, we received net proceeds of $165.7 million primarily from the public sale of common stock from our 2013 IPO and two subsequent follow-on secondary offerings. During the first quarter of 2015, we completed an underwritten follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share and the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share. Aggregate gross proceeds from the secondary offering were $68.6 million, and net cash proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(23,315,577)	$(19,008,431)
Net cash provided by/(used) in investing activities	18,896,040	(49,173,337)
Net cash provided by financing activities	171,332	64,461,123
Net (decrease) increase in cash and cash equivalents	$(4,248,205)	$(3,720,645)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the nine months ended September 30, 2016 and 2015 primarily resulted from research and development expenses as we ramped up our clinical activities relating to SL-401, SL-701, and SL-801. Additional research and development costs also include CMC related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash provided by and used in financing activities for the nine months ended September 30, 2016 and 2015, respectively, reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the nine months September 30, 2016 resulted from the issuance of stock related to the 2015 Employee Stock Purchase Plan and exercise of employee stock options.  The net cash provided by financing activities for the nine months ended September 30, 2015 resulted primarily from our Secondary Offering and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses).

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

The Company has agreements with third party service providers in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $7.3 million if not cancelled upon reasonable notice to the service provider and assuming the successful advancement of its programs.

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

Tax Loss Carryforwards

As of September 30, 2016, we had net operating losses of $80.2 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $14.9 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2036. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At September 30, 2016, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $74.3 million as of September 30, 2016 and $97.5 million as of December 31, 2015, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2016 and December 31, 2015, all of our liabilities were denominated in our functional currency.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to Development, Clinical Testing, Regulatory Approval, and Commercialization of Our Product Candidates

We are heavily dependent on the success of our clinical product candidates, SL-401, SL-701, and SL-801, and we cannot provide any assurance that any of our product candidates will be approved, commercialized, or successfully marketed in the future.

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

Before we generate any revenues from product sales, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA, qualify a third-party contract manufacturing organization, or CMO, receive regulatory approval in one or more jurisdictions, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practice regulations, or cGMP, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have not submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any BLA or NDA will be filed within a specified period of time, or that any BLA or NDA will allow us to obtain or maintain marketing approval.  We also cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for trial initiation or marketing. Further, the FDA may not agree with our interpretation of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our revenues will be dependent, in part, upon the market acceptance of our products once approved. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We may not have the resources to conduct and oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, CROs, vendors and service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by the company may negatively impact on our product development programs, including but not limited to program delays or preventing approval of our product candidates.

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

If we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in most cases, we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival, or OS, or overall response rate, or ORR, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial. The FDA may require the completion of additional clinical trials as a condition for approving our product candidates.

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

The results of preclinical studies and early stage, including investigator-sponsored, clinical trials of product candidates may not be predictive of the results of subsequent later stage, including corporate sponsored, clinical trials. Product candidates in later stage clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trial results may not be successful for these or other reasons.

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

•                  We are, or may in the future be, treating patients with certain diseases or conditions that have not been previously treated with SL-401. In these instances, we may choose to treat patients at several different doses and use multi-cycle dosing regimens to determine the optimal doses and schedules for both near-term and long-term safety and disease control in each indication.

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

•                  In some of our current or future trials, we may combine SL-401, SL-701, or SL-801 with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We may not have yet clinically tested these combinations. While there do not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities. We are currently combining SL-401 with pomalidomide in myeloma and SL-701 with bevacizumab and immunostimulants in brain cancer.

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

Further, if we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our common stock to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials.

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

We believe that, for some cancers, SL-401 target both tumor bulk and CSCs. However, it is conceivable that SL-401 and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial clinical outcome. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer or any other disease or condition.

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

We have incurred net losses from operations from our inception through September 30, 2016 of approximately $137.9 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our Secondary Offering during the first quarter of 2015, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-701, and SL-801, we will lose our rights to develop and commercialize those product candidates.

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

•                  develop and maintain cGMP compliant manufacturing and distribution capabilities sufficient to support the intended scope of our pre-clinical and clinical development plans and the potential commercial demand for our product(s);

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that target CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc. There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound. These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others. Additionally, there are a number of companies working to develop new treatments, which may compete with SL-401 and SL-801, including AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genmab, Genzyme Corporation (now a Sanofi company) Immunogen, Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., Xencor, among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of November 8, 2016, we had 28 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization of our product candidates.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party CMOs to produce SL-401, SL-701, and SL-801 in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401, SL-701, and/or SL-801, or may be delayed in doing so.  We purchase and plan to purchase immunostimulants used with SL-701 from third-parties. Whereas GM-CSF and Imiquimod are commercially available products, poly-ICLC (Hiltonol®) is a development stage candidate and not commercially available. We do not have a right to manufacture poly-ICLC directly or through third-party CMOs and are dependent on the distributor of poly-ICLC for clinical supply.

We also expect to rely upon third-parties to produce drug product required for the clinical trials and commercialization of our other product candidates, including SL-501, a targeted therapy directed to CD123 in preclinical development.. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using SL-401 to treat AML, BPDCN, and myelodysplastic syndrome, or MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications, including an issued patent in Australia, that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we do not have any composition of matter patent protection although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. With respect to SL-801, we licensed issued patent in the U.S. and abroad directed to composition of matter for the SL-801 compound. While we have patent applications pending in the United States and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen®. Although we have various patent applications pending in the United States and abroad that we anticipate may result in additional protection for SL-401, SL-701, SL-801 and StemScreen®, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide additional meaningful protection for these assets. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we have and may continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC.

Our executive officers, directors and principal stockholders maintain the ability to exert substantial influence over all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 42.4% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

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

Date: November 8, 2016	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2016.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.