Form 10-K
period 2016-12-31
STEMLINE THERAPEUTICS INC
filed 2017-03-16
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large-accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $113,255,594 as of June 30, 2016, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 25,053,845 shares of the registrant’s common stock outstanding as of March 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains trademarks and trade names of Stemline Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Form 10-K”) includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our history of net operating losses and uncertainty regarding our ability to obtain capital and achieve profitability, our ability to develop and commercialize our product candidates, our ability to advance our development programs, enroll our trials, and achieve clinical endpoints, our ability to use or expand our technology to build a pipeline of product candidates, our ability to obtain and maintain regulatory approval of our product candidates and comply with ongoing regulatory requirements, our ability to successfully operate in a competitive industry and gain market acceptance by physician, provider, patient, and payor communities, our reliance on third parties, unstable economic or market conditions, and our ability to obtain and adequately protect intellectual property rights for our product candidates.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our clinical trials, including safety and efficacy of our product candidates, patient accrual, unexpected safety events, and the usability of data generated from our trials;

•                  our ability to successfully file and obtain timely marketing approval for one or more Biologics License Applications, or BLA, or new drug applications, or NDA;

•                  our ability to obtain and maintain marketing approval from regulatory agencies for our products and to adhere to the ongoing compliance requirements of those agencies;

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

•                  our ability to maintain the license agreements for SL-401, SL-801, SL-701 and our other in-licensed product candidates;

•                  the success and timing of our preclinical studies including Investigational New Drug, or IND, enabling studies;

•                  the ability of our product candidates to successfully perform in clinical trials;

•                  our ability to obtain and maintain approval of our product candidates for trial initiation;

•                  our ability to manufacture our products, gain access to products we plan to use in combination studies and the performance of and reliance on third-party manufacturers and suppliers;

•                  the performance of our clinical research organizations, clinical trial sponsors, and clinical trial investigators; and

•                  our ability to successfully implement our strategy.

Any forward-looking statements that we make in this Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-K. You should also read carefully the factors described in the “Risk Factors” section of this Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these risks and uncertainties, our actual results may differ materially from those reflected in the forward-looking statements in this Form 10-K.

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

Item 1.  Business

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing novel therapeutics for oncology indications of unmet medical need. We are currently developing three clinical stage product candidates: SL-401, SL-801, and SL-701.

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123), present on a wide range of hematologic cancers. SL-401 is being advanced through a Phase 2 pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. Thirty-two BPDCN patients have been enrolled in Stages 1 and 2 of the trial. In August 2016, SL-401 was granted Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA. On January 5, 2017, we announced an agreement with the FDA on a potential registration pathway for SL-401 in BPDCN. We are currently enrolling a new cohort (Stage 3) of approximately 8-12 first-line BPDCN patients to support the possible filing of a Biologics License Application, or BLA, for full approval in first-line BPDCN. SL-401 is also being developed in additional indications including Phase 2 trials in patients with high-risk myeloproliferative neoplasms, or MPNs, and patients with acute myeloid leukemia, or AML, in complete remission with minimal residual disease, or MRD, and a Phase 1 trial in combination with other agents in patients with relapsed/refractory multiple myeloma.

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a tumor-promoting nuclear transport protein. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial.

SL-701 is an immunotherapy designed to activate the immune system to attack brain cancer. In a Phase 2 trial, adult patients with second-line glioblastoma multiforme, or GBM, received SL-701 alone or in combination with bevacizumab, with an immunostimulant. The trial has completed dosing and patients are being followed for survival.

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

Management

We are led by a team with extensive experience in managing biopharmaceutical companies and in oncology drug development, including:

•                  Ivan Bergstein, M.D. — Chairman, Chief Executive Officer and President. Dr. Bergstein is Chief Executive Officer and Founder of Stemline Therapeutics. Dr. Bergstein has managed the company’s evolution from early-stage research and development to current late clinical stage. Prior to founding Stemline, Dr. Bergstein was Medical Director of Access Oncology, Inc., a clinical stage oncology-focused biotechnology company where he was a key member of a small team responsible for the acquisition and development of the company’s clinical stage assets and ultimately the sale of the company to Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX). Previously, he was a senior biopharmaceuticals analyst at a Wall Street-based firm that advised funds on investment opportunities in public companies with late clinical stage assets. He received a BA in mathematics from the University of Pennsylvania and was elected to the Pi Mu Epsilon National Mathematics Honor Society, and then received an MD from the Mount Sinai School of Medicine where he was elected to the Alpha Omega Alpha Honor Medical Society, received the Merck Award for Clinical Excellence, and subsequently completed an internship in general surgery. He then became the Jerome A. Urban Post-Doctoral Research Fellow at the Cornell University Medical College where he studied and published work relating to Wnt genes in human breast cancer. He then completed an internal medicine residency and hematology-oncology fellowship at the New York Presbyterian Hospital—Weill Medical College of Cornell University where he studied and published work on gene therapy manipulations of the sonic hedgehog pathway. He currently holds a voluntary faculty position at the New York Presbyterian Hospital — Weill Medical College of Cornell University.

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

Strategy

Our goal is to build a leading biopharmaceutical company focused on improving the lives of cancer patients by developing and commercializing innovative oncology therapeutics for oncology indications of unmet medical need. The fundamental components of our business strategy to achieve this goal include the following:

•                  Develop and potentially commercialize SL-401 in BPDCN and possibly other cancers. We are advancing SL-401 through a pivotal Phase 2 trial of patients with BPDCN. SL-401 has been granted BTD by the FDA for the treatment of BPDCN. We are also developing SL-401 in a Phase 2 trial of patients with advanced MPNs that include chronic myelomonocytic leukemia, myelofibrosis, mastocytosis, and primary eosinophilic disorder, a Phase 2 trial of patients with AML, in complete remission with minimum residual disease, or MRD, and a Phase 1/2 trial of patients with relapsed or refractory, or r/r, multiple myeloma in combination with other therapies.

•                  Develop and potentially commercialize SL-801 in multiple cancer types. We are advancing SL-801 through a Phase 1 trial in adult patients with advanced solid tumors. Patients are currently enrolling in this dose escalation study and being treated with SL-801 as a single agent.

•                  Develop and potentially commercialize SL-701 in brain cancer. We have advanced SL-701 into a Phase 2 trial in adult patients with second-line glioblastoma multiforme. Patients received SL-701 alone or in combination with bevacizumab, with an immunostimulant. The trial has completed dosing and patients are being followed for survival.

•                  Develop commercialization capabilities in North America and possibly Europe. It is our intention to build out a commercial infrastructure to market and sell our product candidates, if and when they attain marketing approval, in the United States and Canada, as well as  potentially in Europe and Japan, either alone or in partnership. However, we will remain opportunistic in seeking strategic partnerships in these and other territories when advantageous to us.

SL-401

Overview

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123). CD123 is present on a wide range of hematologic cancers including BPDCN, AML, certain MPNs, multiple myeloma, chronic myeloid leukemia, or CML, and other leukemias and lymphomas.

Previously, SL-401 was evaluated in an investigator sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers; a trial which has since completed. In this trial, SL-401 administered over a single, five-day cycle demonstrated anti-tumor activity, including multiple CRs, largely in BPDCN, but also in relapsed/refractory, or r/r, AML with common adverse reactions being transaminitis, thrombocytopenia, fever and chills, and capillary leak syndrome (Frankel et al. Blood 124, 2014; ASH 2013 Poster #2682; ASCO 2013 Poster #7029; ASH 2015 Poster #3795).

Currently, we are enrolling patients in the following corporate-sponsored SL-401 clinical trials in which SL-401 is administered in a multi-cycle regimen (via daily intravenous infusion for up to five days, repeated every 3-4 weeks):

•                  A Phase 2 pivotal trial in patients with BPDCN;

•                  A Phase 2 trial in patients with AML in CR with minimal residual disease, or MRD;

•                  A Phase 2 trial in patients with advanced, high-risk MPNs; and

•                  A Phase 1/2 trial, in combination with pomalidomide and dexamethasone, in patients with r/r multiple myeloma.

As of February 1, 2017, 119 patients received SL-401 in our corporate sponsored trials across several different clinical trials and indications: BPDCN (n=43), AML r/r (n=48), MPN (n=12), AML in CR with MRD (n=12), myeloma r/r (n=4).

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

IL-3R is normally expressed on certain maturing hematopoietic cells, including maturing myeloid cells, B cells, dendritic cells, mast cells, basophils and eosinophils, and appears to be involved in cell maturation, differentiation, and survival. IL-3R does not appear to be expressed to a significant degree on normal hematopoietic stem cells. IL-3R is, however, expressed on multiple hematological malignancies including BPDCN, AML, myelodysplastic syndrome, or MDS, CML, B-cell acute lymphoid leukemia, Hodgkin’s and certain aggressive non-Hodgkin’s lymphomas, hairy cell leukemia, and certain myeloproliferative neoplasms. In addition to expression on tumor bulk, IL-3R expression has been reported on the cancer stem cells, or CSCs, of multiple hematologic cancers including AML, CML, MDS, and potentially T-cell acute lymphoid leukemia. Elevated IL-3R expression has been correlated with poor patient prognosis. For example, as described by Vergez in Haematologica in 2011, a higher percentage of IL-3R-expressing, or IL-3R+, CSCs within a patient’s entire tumor correlates with poor outcome. In particular, AML patients with IL-3R+ CSCs that comprise greater than or equal to 1% of their entire leukemia were found to have a worse prognosis than patients with IL-3R+ CSCs that comprise less than 1% of their entire leukemia.

SL-401 preclinical activity

SL-401 has demonstrated preclinical in vitro and in vivo activity against a wide range of hematologic cancer types. In AML, SL-401 is highly active against both leukemia blasts (i.e., tumor bulk) and CSCs of a variety of human leukemia cell lines and primary leukemia cells from patients. In particular, SL-401 demonstrated potent cytotoxicity against leukemic cells in vitro in a dose-dependent fashion with concentrations that inhibit the growth of fifty percent (50%) of cells, or an IC50, in the low picomolar range. Notably, normal bone marrow stem cells were relatively insensitive to SL-401. SL-401 also exhibited anti-CSC activity. In particular, SL-401 inhibited AML colony formation, an assay for stem cell activity, compared with normal human bone marrow. As further validation of an anti-CSC effect, SL-401 reduced the incorporation and growth (i.e., tumorigenicity) of AML cells, relative to normal human bone marrow, when treated ex vivo and reimplanted into immunodeficient mice indicating activity at the level of the CSC. In addition, SL-401 prolonged the survival of mice implanted with human leukemia xenografts compared with untreated mice.

In addition, SL-401 demonstrated high potency against BPDCN cells from patients, with an IC50 in the femtomolar (10-15 molar) range. SL-401 has also demonstrated preclinical activity against a variety of additional hematologic cancers including certain rare IL-3R+ malignancies such as chronic eosinophilic leukemia, where it produced IC50 values in the low single-digit picomolar (10-12 molar) range. SL-401 has also shown potent in vitro anti-leukemia activity against CML tumor bulk and CML CSCs, and increased survival in mouse models of human CML taken from patients who were resistant to tyrosine kinase inhibitors, or TKIs. SL-401 has also been shown to possess a synergistic anti-CML effect when used in combination with certain TKIs. SL-401 has also demonstrated in vitro anti-tumor activity against several lymphoid cancer types, including lymphoid leukemia (e.g. T cell acute lymphoid leukemia, or T-ALL), Hodgkin’s and non-Hodgkin’s lymphoma, and multiple myeloma, or MM. SL-401 appears to have both a direct as well as an indirect anti-MM effect, the latter seemingly caused by SL-401’s ability to target IL-3R+ hyperproliferative plasmacytoid dendritic cells, or pDC, (the cell of origin of BPDCN) that may provide a novel immune-associated growth stimulus to their neighboring MM cells. This is notable for several reasons including the drug’s novel mechanism of anti-MM action as well as linking MM and BPDCN via a common cell type (pDC), and the IL-3R target. SL-401 has also been shown to have a synergistic effect against MM in preclinical systems when combined with existing therapies including pomalidomide (Pomalyst®), lenalidomide (Revlimid®) and bortezomib (Velcade®). Neighboring pDCs have been reported in the microenvironment of additional tumor types including chronic myelomonocytic leukemia, or CMML, and mastocytosis.

Pivotal Phase 2 clinical trial of SL-401 in BPDCN

Patients are currently enrolling into our ongoing pivotal Phase 2 trial of SL-401 in BPDCN. The trial is a single arm, open-label, multicenter study. This trial consists of a lead-in, dose escalation stage (Stage 1) that included BPDCN and r/r AML patients who received SL-401 as a daily intravenous infusion at 7, 9, 12, or 16 ug/kg/day for days 1-5 of a 21-day cycle. Stage 1 was followed by an expansion stage (Stage 2) that enrolled only BPDCN patients utilizing the 12 ug/kg dose which was the highest tested dose for BPDCN; a maximum tolerated dose, or MTD, was not reached in BPDCN. Both Stage 1 and Stage 2 have completed enrollment (n=32 BPDCN patients).

A separate Stage 2 cohort enrolled only r/r AML patients utilizing the 12 ug/kg dose which was the MTD in r/r AML. Both Stage 1 (n=14 r/r AML patients) and Stage 2 (n=35 r/r AML patients) in r/r AML have completed enrollment. A total of 49 r/r AML patients, including 7 r/r AML patients who received a lyophilized formulation of SL-401 under development, were treated. Data are being analyzed.

As part of the agreement with the FDA to support a potential BLA filing for full approval in first-line BPDCN, Stemline is currently enrolling patients to be included in an additional cohort (Stage 3) that is expected to enroll approximately 8-12 first-line BPDCN patients; as well as addressing additional data requests from the FDA; and a potential BLA filing we expect will be largely, if not entirely, dependent on these Stage 3 results. Stage 3 is utilizing the dose and regimen defined in Stage 1 and 2. Stemline is also enrolling r/r BPDCN patients, to be included in a Stage 4 cohort, at the dose and regimen defined in Stage 1 and 2.

During 2016, our academic investigators delivered oral presentations on the SL-401 Phase 2 clinical data in BPDCN at the annual meetings of the American Society of Clinical Oncology, or ASCO, in Chicago, Illinois, the European Hematology Association, or EHA, in Copenhagen, Denmark, and the American Society of Hematology, or ASH, in San Diego, California.

As reported at the 2016 ASH annual meeting in December 2016, 32 adult BPDCN patients received SL-401 in a multi-cycle regimen. For BPDCN patients of all lines and at all doses of SL-401, the reported ORR was 84% (27/32) with complete response, or CR, rate of 56% (18/32) based on investigator assessment. In first-line patients who received SL-401 at the 12 ug/kg/day dose, the ORR was 100% (16/16) with a CR rate of 81% (13/16). In relapsed/refractory patients, the ORR was 69% (9/13) with a CR rate of 31% (4/13). CRs include clinical complete responses, or CRc, defined as absence of disease in non-skin organs with gross reduction in cutaneous lesions and residual microscopic skin disease, and CRi, defined as a CR with incomplete hematologic recovery. 69% (11/16) of first-line patients who received SL-401 at 12 ug/kg/day were progression-free (range: 1+ to 20+ months, ongoing), including five patients receiving ongoing SL-401 (range: 1+ to 15+ months, ongoing) and six patients who were successfully bridged to stem cell transplant, or SCT (progression-free range from first SL-401 dose: 5+ to 20+ months, ongoing). 46% (6/13) relapsed/refractory patients were progression-free (range: 1+ to 8+ months, ongoing), including five patients receiving ongoing SL-401 (range: 1+ to 4+ months, ongoing) and one patient who was successfully bridged to SCT (progression-free from first SL-401 dose: 8+ months, ongoing). Progression-free survival, or PFS, and overall survival, or OS, data were reported to be trending favorably and patients continue to be followed.

The most commonly reported > grade 3 treatment-related reported adverse events were transaminase elevation (40%) and thrombocytopenia (19%) in BPDCN patients. Safety precautions, including daily monitoring of albumin and body weight during study drug infusions, have been implemented in an attempt to reduce the risk of severe capillary leak syndrome, or CLS. As of the 2016 ASH annual meeting, two patients had a grade 5 (i.e., patient death) drug-related CLS: one BPDCN patient (7 ug/kg, Stage 1) and one r/r AML patient (16 ug/kg, Stage 1), the former dosed prior to implementation of the aforementioned safety precautions and the latter dosed at the 16 ug/kg level — a dose higher than is currently used. Subsequent to the ASH meeting, in January 2017 there was an additional grade 5 event relating to CLS that occurred in a BPDCN patient (12 ug/kg, Stage 3), a case that is open and being evaluated.

SL-401 was granted BTD by the FDA in August 2016. The FDA awarded Orphan Drug status to SL-401 for the treatment of AML in February 2011 and for BPDCN in June 2013. The European Medicines Agency, or EMA, awarded Orphan Drug status to SL-401 for the treatment of AML in September 2015 and for BPDCN in November 2015.

SL-401 Clinical Trials in Additional Indications

High risk myeloproliferative neoplasms, or MPN

SL-401 is currently being advanced through a Phase 2 clinical trial in advanced high-risk MPN. Certain high-risk MPNs, including CMML, myelofibrosis, or MF, systemic mastocytosis, or primary eosinophilic disorder, may derive from an IL-3R+ progenitor cell and express IL-3R (CD123), the target of SL-401(Pardanani in Leukemia, 2015; Brooks in Blood, 2013; Orazi in Modern Pathology, 2006).

We are currently enrolling patients with certain advanced, high-risk MPNs including CMML, MF, systemic mastocytosis, and primary eosinophilic disorders, in a single arm, open-label, multicenter Phase 2 clinical trial. This trial consists of a lead-in, dose escalation stage, 3x3 design (Stage 1) that includes MPN patients who received SL-401 as a daily intravenous infusion at 7, 9, or 12 ug/kg/day for days 1-3 of a 21-day cycle. Stage 1 was followed by an expansion stage (Stage 2) that enrolls MPN patients at the 12 ug/kg/day dose determined by Stage 1.

As reported at the 2016 ASH annual meeting in December 2016, nine MPN patients received SL-401 in Stage 1, of which five were second-line and three third-line or greater. This included five CMML patients and four MF patients. The median age was 64 years (range: 43-81 years). In Stage 1, 12 ug/kg was the highest tested dose for MPN; a maximum tolerated dose, or MTD, was not reached in MPN. Stage 1 (n=9 patients) has completed enrollment and Stage 2 is ongoing.

Stage 1 results, as reported at the 2016 ASH meeting, demonstrated one CMML patient with a bone marrow complete response and reduction in spleen size, and two other CMML patients and one MF patient with spleen size reductions, all based on investigator assessment. In Stage 1, the most common > grade 3 treatment-related adverse events were anemia (33%) and thrombocytopenia (22%) based on investigator assessment. Subsequently, in Stage 2, a patient with systemic mastocytosis enrolled in the MPN trial experienced a grade 3 pericardial effusion and subsequent death due to stroke. The case is being evaluated.

Updates relating to this trial are expected later this year, including decisions regarding next steps for SL-401 in one or more of these indications. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory and other considerations.

AML in complete remission with minimal residual disease, or MRD

SL-401 is currently being advanced through a Phase 2 clinical trial in AML in complete remission with MRD. Historically, chemotherapy has been relatively effective in inducing CRs in early stage AML patients but response durability and relapse rates have been suboptimal (Buchner in Journal of Clinical Oncology, 2012). Recent work has identified the presence of microscopic disease, or MRD, in the bone marrow of certain AML patients in complete remission after chemotherapy, indicating that leukemic cells are often still present despite seemingly successful standard therapy (Hourigan in Nature Reviews Clinical Oncology, 2013). The presence of MRD in the bone marrows of such AML patients has been reported to be associated with an elevated risk of relapse and worse overall prognosis (Chen in Journal of Clinical Oncology, 2015; Freeman in Journal of Clinical Oncology, 2013; Walter in Leukemia, 2015; Jorgensen in Clinical Lymphoma Myeloma and Leukemia, 2011; Terwijn in Journal of Clinical Oncology, 2013). Research attempting to understand MRD has demonstrated the presence of immature cancer stem cell-like, or CSC-like, cells (Terwijn in PLoS One, 2014; Gerber in Blood, 2012) and IL-3R positivity (Roug in British Journal of Haematology, 2014; Konopleva unpublished), consistent with the view that IL-3R+ AML CSCs may be present in MRD, may not be adequately eradicated by traditional therapies, and may be a contributor to treatment failure and relapse.

We are currently enrolling AML patients in complete remission with high-risk of relapse including MRD+ in a single arm, open-label, multicenter Phase 2 clinical trial. This trial consists of a lead-in, dose escalation stage, 3x3 design (Stage 1) in which patients received SL-401 as a daily intravenous infusion at 7, 9, or 12 ug/kg/day for days 1-5 of a 21 or 28-day cycle. Stage 1 was followed by an expansion stage (Stage 2) enrolling AML patients in complete remission with MRD at the 12 ug/kg/day dose determined in Stage 1.

As reported at the 2016 ASH annual meeting in December 2016, nine AML patients in complete remission with high risk of relapse including MRD received SL-401 in Stage 1, including eight patients in first CR and one patient in second CR. This included four MRD+ patients and five MRD- patients. The median age was 63 years (range: 51-78 years). In Stage 1, 12 ug/kg was the highest tested dose for this trial; a maximum tolerated dose, or MTD, was not reached in this trial. Stage 1 (n=9 patients) has completed enrollment and Stage 2 with SL-401 at 12 ug/kg/day is ongoing.

Stage 1 results, as reported at the 2016 ASH meeting, demonstrated one AML patient in complete remission with MRD who, following four cycles of SL-401 (12 ug/kg), had a reduction in an aberrant CD123+ bone marrow cell population, possibly reflective of MRD as determined by local site analysis, and subsequently underwent an allogeneic stem cell transplant. In Stage 1, the most common > grade 3 treatment-related adverse events were transaminase elevation (38%) and thrombocytopenia (25%) based on investigator assessment.

Updates relating to this trial are expected later this year, including decisions regarding next steps for SL-401 in this indication. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory and other considerations.

Multiple myeloma

In previous studies, plasmacytoid dendritic cells, or pDCs, the cells which when malignant become BPDCN, were found to be present in the bone marrow microenvironment of patients with multiple myeloma (Chauhan in Cancer Cell, 2009). These IL-3R+ pDCs were also found to possess growth-promoting interactions with their neighboring myeloma cells, as well as additional interactions with immune effector T cells and natural killer, or NK, cells in the myeloma bone marrow milieu (Ray in Leukemia, 2015). In preclinical studies, SL-401 has been shown to possess an anti-myeloma effect both directly against myeloma cells as well as indirectly via inhibition of surrounding pDCs, a potentially novel immune-associated mechanism (Chauhan in Journal of Clinical Oncology, 2013; Chauhan in Journal of Clinical Oncology, 2014; Chauhan et al. Blood 2015). SL-401 has also demonstrated synergy with several standard anti-myeloma agents, including pomalidomide, in preclinical studies of myeloma (Ray in Blood, 2014).

We are currently enrolling patients in a single arm, open-label, multicenter Phase 1/2 clinical trial evaluating SL-401 in combination with pomalidomide and dexamethasone in r/r multiple myeloma patients. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. The objectives of the clinical study are to determine 1) the safety and optimal dose of SL-401 when administered in combination with pomalidomide and dexamethasone, and 2) potential signals of clinical activity. The trial is currently enrolling patients in Stage 1.

Updates relating to this trial are expected later this year, including decisions regarding next steps for SL-401 in this indication. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory and other considerations.

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

Acute myeloid leukemia (AML)

AML is a hematologic cancer characterized by dysregulated maturation of myeloid cells and failure of the bone marrow to properly function. AML is the most common type of acute leukemia in adults. Approximately 19,950 new AML cases occur annually in the United States, and approximately 27,500 new cases occur annually in Europe. The average age of an AML patient is 67 years. The one-year survival rate for AML after first relapse is approximately 20%. Current first-line treatments for AML include chemotherapy drugs such as cytarabine in combination with an anthracycline such as daunorubicin. In certain circumstances, allogeneic stem cell transplantation is also used. In second-line AML, while there are currently no approved treatments, typical therapies include additional chemotherapy, often cytarabine again at various dosages and regimens. Despite a moderate to high proportion of patients obtaining a CR with first- and second-line chemotherapy, many of these responding patients still unfortunately have a high relapse rate and poor OS and thus are in need for additional measures for longer term benefit.

Myeloproliferative Neoplasms (MPN)

A number of other rare hematologic diseases, each qualifying as an unmet medical need, express IL-3R including certain myeloproliferative syndromes, or MPNs, such as mastocytosis, clonal eosinophilic disorders, myelofibrosis, and chronic myelomonocytic leukemia. For a majority of patients with these conditions, there is no effective, disease modifying therapy.

Chronic myelomonocytic leukemia. CMML is characterized by increased numbers of monocytes and immature blood cells (blasts) in the peripheral blood and bone marrow, as well as abnormal appearing cells (dysplasia) in at least one type of blood cell. CMML features characteristics of both MDS as well as a myeloproliferative disorder, or MPD. In the United States, the incidence of CMML is approximately 1,500 individuals per year. The median age at diagnosis of 65 to 70 years. One of the most common symptoms of CMML is splenomegaly, found in approximately half of cases. Other less frequent symptoms consist of anemia, fever, weight loss, night sweats, infection, bleeding, synovitis, lymphadenopathy, skin rashes, pleural effusion, pericardial effusion and peritoneal effusion.  CMML can transform into AML in about 15%-20% of cases. Most cases are dealt with as supportive rather than curative because most therapies do not effectively increase survival. Supportive measures include blood transfusions and growth factors such as erythropoietic and granulocyte-stimulating factor. Reasons for more definitive treatment include the presence of fevers, chills, weight loss, symptomatic organ involvement, increasing blood counts, leukostasis, blood clotting, and/or progressive decreasing blood cell counts. The demethylating agents azacitidine (Vidaza®) and decitabine (Dacogen®) are FDA approved to treat CMML. High dose chemotherapy followed by bone marrow transplantation is also employed to treat CMML, and may provide long term benefit.

Myelofibrosis. Primary myelofibrosis, or PMF, is characterized by the proliferation of an abnormal clone of hematopoietic progenitor cells in the bone marrow and other sites, which results in fibrosis, or the replacement of the bone marrow with collagenous connective tissue fibers that, in turn, causes decreased blood cell counts. In the United States, the incidence of PMF is approximately 3,500 individuals per year. Median age at diagnosis is 66 years. About 30% of affected patients are less than 60 years of age.  Manifestations include decreased blood cell counts, splenomegaly that is commonly painful, and increased immature white blood cells and basophils in the peripheral blood.  The one known treatment of potential long-term benefit is high-dose chemotherapy followed by allogeneic stem cell transplantation.  Other treatment options are largely supportive, and do not alter the course of the disorder.  These options may include administration of folic acid, allopurinol, and/or blood cell transfusions.  Corticosteroids, alpha-interferon and/or hydroxyurea are also used.  Splenectomy is sometimes considered as a treatment option for patients with PMF in whom massive splenomegaly is contributing to anemia because of hypersplenism, particularly if there is a heavy requirement for blood transfusions.  Ruxolitinib (Jakafi®) has received regulatory approval in the United States and elsewhere for the treatment for PMFs, and has been associated with symptomatic improvement and increased overall survival, but its overall benefits can be short lived.  Lenalidomide (Revlimid®) and thalidomide (Thalomid®) may also be used in its treatment, although peripheral neuropathy can develop with long term use.

Mastocytosis. Systemic mastocytosis is a proliferative disorder characterized by an overabundance of mast cells in various organs and tissues. Mastocytosis can be systemic or localized to one or a few organs. The WHO classifies mastocytosis into the following categories: cutaneous, indolent, systemic (with associated hematologic non-mast cell lineage disease), aggressive systemic, mast cell leukemia, mast cell sarcoma, and extracutaneous astrocytoma. There are approximately 3,000 cases of mastocytosis diagnosed annually in the United States. Patients with indolent disease typically have a favorable prognosis, whereas aggressive cases of mastocytosis carry an overall survival of under 3.5 years. Imatinib (Gleevec®) has been approved by the FDA for treatment of adult patients with aggressive systemic mastocytosis without the D816V c-Kit mutation or with c-Kit mutation status unknown. Treatment for aggressive variants includes various chemotherapy agents, imatinib (Gleevec®), corticosteroids, and antihistamines.

Eosinophilic disorders. Primary (clonal) eosinophilic disorders include chronic eosinophilic leukemia, or CEL, idiopathic hypereosinophilic syndrome, or HES, lymphocyte-variant HES, and primary eosinophilia associated with an 8p11 chromosomal translocation. These rare disorders are characterized by a persistently elevated eosinophil count that may result in various symptoms depending on which organs are involved.  Damage to the heart, lungs, peripheral nervous system, and other organs can occur. An acquired (non-familial) form of HES is particularly aggressive and debilitating. Acquired forms of HES are subclassified as secondary (reactive), idiopathic, and clonal HES, the latter often transitioning into CEL, which can result in myocardial fibrosis and congestive heart failure. Eosinophils are known to ubiquitously express the IL-3R. Current treatments for CEL include corticosteroids, mepolizumab, alemtuzumab (Campath®), and imatinib (Gleevec®), the latter of which is approved by the FDA for approximately 10% of HES and CEL patients who express the FIP1L1-PDGFRA fusion protein, and for patients who are FIP1L1-PDGFRα fusion kinase negative or unknown. However, some of these agents can cause severe toxicity and may not induce durable responses. Therefore, newer and more effective therapies are needed for certain patients, including those with symptomatic disease and/or extra-cutaneous organ involvement.

Multiple myeloma (MM)

MM is a hematologic malignancy that is characterized by the dysfunction of plasma cells, which are white blood cells that produce antibodies. During MM, malignant plasma cells overproduce abnormal monoclonal antibodies and can interfere with normal blood cell function in the bone marrow leading to immunodeficiency. Other common clinical manifestations of advanced MM include osteolytic bone lesions and renal disease. The bone marrow, or BM, microenvironment confers growth, survival, and drug resistance of MM cells, and it has recently been shown that plasmacytoid dendritic cells, or pDCs, which express high levels of IL-3R, are significantly increased in the BM of patients with MM and promote MM proliferation. Approximately 30,000 new cases of MM are reported annually in the United States (National Institute of Health, National Cancer Institute, 2016) and approximately 33,000 new MM cases are reported annually in Europe. The median age at diagnosis is 69 years. Patients who are transplant eligible have five-year survival rates of over 70%, while for elderly transplant-ineligible patients the rate is approximately 50%. Despite FDA approved therapies for MM, including thalidomide (Thalomid®), lenalidomide (Revlimid®), bortezomib (Velcade®), dexamethasone (Decadron®), carfilzomib (Krypolis®), pomalidomide (Pomalyst®), daratumaumab (Darzalex®), ixazomib (Ninlaro®), and elotuzumab (Empliciti®), many patients relapse from the disease.

Hairy cell leukemia (HCL)

HCL is an uncommon hematological malignancy characterized by a clonal accumulation of abnormal B lymphocytes. Approximately 1,500 new cases of HCL occur annually in the United States. The median age at diagnosis is approximately 52 years with male predominance. Although there are FDA approved therapies for HCL, including cladribine, pentostatin, and interferon-alpha, there is no permanent cure for the disease and the relapsed/refractory setting represents an area of unmet medical need.

Myelodysplastic syndrome (MDS)

MDS is a group of hematologic malignancies characterized by dysfunction of the blood and bone marrow, resulting in decreased peripheral blood counts and, at times, evolution into AML. Approximately 16,000 new cases of MDS are reported annually in the United States and approximately 30,000 new MDS cases are reported annually in Europe. MDS occurs most commonly in males

70 years or older. Five-year survival rates for MDS patients vary significantly depending on disease severity and prognosis and range from approximately 60% for low-risk patients, to 25% for intermediate-risk patients. Virtually all high-risk MDS patients die within five years. Treatment paradigms for MDS patients vary depending on disease classification and risk category. Current first-line treatments include azacitidine (Vidaza®), decitabine (Dacogen®), lenalidomide (Thalomid®), growth factors such as erythropoietic and granulocyte-stimulating factor, chemotherapy, and stem cell transplantation in certain cases. We believe that a large number of patients either do not respond or relapse following first-line treatment, and there are no approved therapies and limited effective treatment options in this high-risk setting.

Chronic Myeloid Leukemia (CML)

Chronic myeloid leukemia, or CML, is a hematopoietic stem cell disease resulting in impaired bone marrow function. Annually, approximately 8,000 new cases are reported in the United States each year and approximately 6,000 new cases are reported each year in Europe. The five-year OS rate for CML patients is 62%. When CML advances to an accelerated or blastic phase, the median OS is approximately one year. In patients who have failed or are intolerant to tyrosine kinase inhibitors, or TKIs, a relapsed or refractory setting, the median OS is four to 11 months. Current first-line treatments for CML include four TKIs: imatinib (Gleevec®), nilotinib (Tasigna®), dasatinib (Sprycel®) and and ponatinib (Iclusig®). In cases of relapse, second and third-line treatments include a TKI not previously used in that patient. In certain circumstances, interferon or bone marrow transplantation is also used.

Hodgkin’s lymphoma (HL)

Hodgkin’s lymphoma, or HL, is a cancer of the lymphatic system that commonly affects lymph nodes in the neck or the area between the lungs and behind the breastbone. Approximately 8,500 new HL cases occur annually in the United States (National Institute of Health, National Cancer Institute, 2016) and approximately 17,000 cases occur annually in Europe (World Health Organization, International Agency for Research on Cancer). The disease has four subtypes, including nodular sclerosis, lymphocyte-rich, mixed cellularity, and lymphocyte-depleted HL, all of which produce increased numbers of a unique cell type called “Reed-Sternberg” cells. These cells are considered to be the clonal tumor cells of HL and are known to express the IL-3R. Although combination chemotherapy and/or radiation therapy are effective at combating this disease, 20-30% of patients relapse after initial treatment or have primary refractory disease. Of these patients, those who do not obtain CR prior to transplantation, or who relapse after second line therapy, have few effective therapeutic options. In 2015, brentuximab vedotin (Adcentris®) received regulatory approval in the United States and elsewhere for the treatment of relapsed or refractory HL.

SL-801

SL-801 is a structurally novel, oral, small molecule that reversibly inhibits XPO1 (Exportin-1), also known as CRM-1 (Chromosome Region Maintenance-1), a nuclear transport protein. XPO1 has been shown to regulate nuclear export of many of the major tumor suppressor proteins and oncogenic cell growth regulators. Overexpression of XPO1 has been reported in many cancer types and is associated with aggressive tumor behavior and poor patient prognosis. Inhibition of XPO1 has been shown to restore tumor suppressor function and proper cell cycle regulation, leading to apoptosis of cancer cells. XPO1 has also been shown to be a clinically validated target in both solid and hematological cancers. SL-801 has demonstrated broad and potent preclinical activity in a wide array of solid and hematologic tumors in both in vitro and in vivo xenograft experiments. In a screen against 240 cancer cell lines, SL-801 possessed strong anti-tumor activity, with 50% growth inhibitory values less than 10 nM in 21.3% of cell lines and less than 100 nM in 95.8% of cell lines. As a single agent, SL-801 also significantly prolonged overall survival and inhibited tumor growth in several mouse xenograft models of human multiple myeloma, as well as in xenograft models of acute lymphoblastic leukemia, non-small cell lung cancer and prostate carcinoma, in well-tolerated single-dose or multi-dose regimens. In contrast to an earlier XPO1 inhibitor not developed by us, leptomycin B, which may bind irreversibly to XPO1 and which caused significant toxicities in Phase 1 trials, preclinical data indicate that SL-801 binding to XPO1 is more reversible than leptomycin B. SL-801’s ability to reversibly bind XPO1 offers the potential to improve the therapeutic index in humans. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin, present on brain cancer. In two completed investigator sponsored Phase 1/2 clinical trials, an earlier version of this therapy, delivered with an immunostimulant, demonstrated single agent anti-tumor activity, including tumor shrinkages, in adult and pediatric patients with high grade glioma. In January 2015, SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma.

We have since completed dosing in a corporate sponsored Phase 2 trial of SL-701 in adult patients with second-line GBM.

In November 2016, data from the Phase 2 trial were presented by an investigator in the trial at the 21st Annual Meeting of the Society of Neuro-Oncology, or SNO. As reported at the 2016 SNO meeting, in Stage 1 of the trial, second-line GBM patients (n=46 patients; 42 evaluable) received SL-701 with immunostimulants GM-CSF and Imiquimod and achieved 1 partial response, or PR, and 2 disease stabilizations. In Stage 2 of the trial, second-line GBM patients (n=28 patients; 21 evaluable) received a combination of SL-701 with the immunostimulant poly-ICLC in combination with bevacizumab and achieved 2 CRs and 5 PRs The most common adverse events were injection site disorders, fatigue, headache, and nausea. This trial has completed and patients are being followed for survival.  Depending on survival trends, and potentially other outcomes including pending immunological results, we will consider next steps for the program. These steps may include conducting larger studies, including randomized studies; further combination studies with novel agents (e.g., checkpoint inhibitors), that could be conducted via partnerships; or cessation of the program. If additional studies are conducted this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending on the choice and availability of immunostimulants.

Patents and Proprietary Rights

Our intellectual property portfolio consists of  43 issued patents and 37 pending applications in the U.S. and worldwide of both in-licensed and Stemline-originated inventions.

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

We do not know if patents will be issued for all of the patent applications in our portfolio, and there is no assurance that they will be. Furthermore, for patent claims now issued and for claims to be issued in the future, we do not know if such claims will provide significant proprietary protection to our drug candidates and proprietary technologies or if they will be challenged, circumvented, or invalidated. Our success will in part depend on our ability to obtain and maintain patents protecting our drug candidates, technologies and inventions, to operate without infringing the proprietary rights of third-parties, and to enforce and defend our patents and ensure others do not infringe on our proprietary rights.

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

With respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates or discovery platform will be free of claims by third-party intellectual property holders or whether we will require licenses from such third-parties. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude, upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we might face patent litigation by the third-party. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or not infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our discovery platform as a result of patent infringement claims asserted against us and/or face a significant monetary damages award. This could have a material adverse effect on our business.

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

Patents and Proprietary Rights Covering Stemline’s Drug Candidates

We have an exclusive worldwide license to SL-401. These patent rights include issued U.S. Patents 8,470,307, 7,763,242 and 9,181,317 covering methods of treating AML, BPDCN and MDS that expire in 2027, as well as five issued and one allowed foreign patents.  There are additional pending U.S. applications directed to methods of using SL-401 to treat other diseases that, if issued, would also expire in 2027. In addition, we have filed foreign patent applications for the method of using SL- 401 to treat various diseases, although there can be no assurances that such patents will be issued. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-401 for the treatment of both AML and BPDCN and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009.”

We have an exclusive worldwide license (with the exception of Japan, Korea, Taiwan, and China) to SL-801. These patent rights include issued U.S. Patents 8,084,454 and U.S. Patent 8,415,357 covering composition of matter and uses of SL-801 that expire in 2030 and 2028, respectively, as well as nine issued foreign patents that expire in 2028. We also have additional pending patent applications directed to SL-801 which if issued, for which there can be no guarantee, would provide additional protection in certain non-U.S. territories and would expire in 2028.

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

•                  A family of intellectual property covering methods to treat cancer through use of antibody-based compounds directed to IL-3Rα as well as composition of matter covering IL-3Rα-targeted antibody conjugates, including U.S. Patent 6,733,743; U.S. Patent 7,651,678; U.S. Patent 8,163,279; U.S. Patent 8,852,551; U.S. Patent 8,992,910; U.S. Patent 9,518,119; and other pending applications. Patent protection, to the extent it has or may issue, would be expected to extend to 2021 or 2028, as applicable; and

•                  Pending patent applications covering CSC-focused drug discovery, including a novel high throughput screen to discover compounds that target CSCs. Patent protection, to the extent it issues, would be expected to extend to 2025.

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

We are responsible to pay annual technical advisory fees over the next two years totaling 220 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, we must pay CanBas tiered royalties based on aggregate net sales, by us or our sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, we may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. We have sublicensing rights under the agreement, subject to our paying to CanBas a standard royalty percentage of the payments we receive from a sublicensee.

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

We must pay the University an initial license fee, and will pay the University annual license maintenance fees until the net sales of a licensed product exceed a specified amount. To date, we have paid an aggregate of approximately $55,000 in fees to the University under the agreement. We must also pay the University a customary low-single digit royalty for the license as a percentage of net sales of licensed products by us or our sublicensees, with standard provisions for royalty offsets to the extent we need to obtain any rights from third-parties to commercialize the licensed products. We must also pay a minimum annual royalty following the first commercial sale of a licensed product, but only to the extent the minimum annual royalty amount is greater than the annual royalty otherwise due.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Additionally, there has been an increase in development of therapeutics targeting ultra orphan and rare oncologic indications, our main area of focus. While we believe that our scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are several biopharmaceutical companies whose primary focus appears to be developing therapies against CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc. (now an AbbVie, Inc., company). There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound. These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Ignyta, Inc., Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others. Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401 and SL-801, including AbbVie, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Inc., Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (now a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.  Also, if our competitors receive marketing approval for a product for which it has an orphan designation, we may not be able to receive marketing approval for one of our products for the same indication unless it demonstrates clinical superiority to such product. Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over any competitive generic products.

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

Competition for SL-401

There are a number of companies working to develop new treatments for AML and other hematologic cancers, including Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Boehringer Ingelheim, Celator Pharmaceuticals, Inc. (now a Jazz Pharmaceuticals company), Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Epizyme, Inc., Genzyme Corporation (now a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others.

Competition for SL-801

Karyopharm Therapeutics is the only company, to our knowledge, that currently has XPO1 inhibitors in clinical development. Karyopharm’s selinexor is being evaluated in a number of clinical trials in both solid and hematologic cancers, with the most advanced clinical programs in AML, multiple myeloma and diffuse large B-Cell lymphoma, or DLBCL. Karyopharm has also advanced a second generation compound, KPT-8602, into clinical trials in relapsed/refractory multiple myeloma.

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

•                  Submission to the FDA of an IND which FDA must clear before human clinical trials may begin;

•                  Performance of adequate and well-controlled human clinical trials according to the FDA’s current Good Clinical Practices, or cGCPs, and in accordance with human subject protection regulations, to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•                  Submission to the FDA of a NDA for a new drug product, or a BLA for a new biological product;

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

Clinical trials involve the administration of the drug or biological candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators; often these are physicians not employed by or under the trial sponsor’s control.  Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.  Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements, regulations for the protection of human subjects and with applicable cGMP requirements.  Further, each clinical trial must be reviewed and approved by an institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted.  An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits.  The IRB also approves trial recruitment materials and the informed consent form that must be used as part of the informed consent process with each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed.

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

In June 2013, SL-401 was awarded Orphan Drug Designation from the FDA for the treatment of BPDCN. Previously, in February 2011, we received Orphan Drug Designation for SL-401 for the treatment of AML. In September 2015, SL-401 received Orphan Drug designation from the EMA for the treatment of AML. In November 2015, SL-401 was granted Orphan Drug designation by the EMA for the treatment of BPDCN. In addition, we received Orphan Drug Designation for SL-701 for the treatment of glioma in January 2015.

Expedited Development and Review Programs

The FDA has established a Breakthrough Therapy designation program wherein a drug may receive this designation if it is intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. Drugs receiving FDA designation as breakthrough therapies typically receive intensive guidance from FDA’s review teams for efficient drug development, organizational commitment from FDA, and rolling review of applications submitted for approval, among other things.

The FDA also has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug and biological products that meet certain criteria. Specifically, new drug and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the drug product alone or in combination with one or more other drugs for the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider reviewing sections of the NDA or BLA on a rolling basis before the complete application is submitted.  In addition, the sponsor and FDA would agree on a schedule for the submission of the sections of the NDA or BLA.  If the FDA agrees to a rolling review of a NDA or BLA, and determines that the schedule is acceptable, the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

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

Lastly, a product may be eligible for breakthrough designation and expedited development and review by FDA. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate a substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  The benefits of Breakthrough Therapy designation include more intensive FDA guidance on an efficient drug development program, an organizational commitment involving senior FDA managers, and eligibility for rolling review and priority review of marketing applications.  The receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and a Breakthrough Therapy designation may be rescinded by FDA where subsequent data no longer support the Breakthrough Therapy designation of the candidate. In August 2016, we announced that the FDA granted Breakthrough Therapy designation to SL-401 for the treatment of BPDCN.  There can be no assurance that SL-401 will be approved by the FDA on a faster timeline with this indication or at all.  In addition, the FDA may later decide that SL-401 no longer meets the conditions for designation.

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

On July 9, 2012, the Food and Drug Administration Safety and Innovation Act, among other things, renewed the drug user fee program, expanded the FDA’s inspection records access and required manufacturers to establish appropriate oversight and controls over their suppliers and the supply chain, including raw material suppliers and contract manufacturers, as a part of cGMP compliance. On November 27, 2013, the Drug Quality and Security Act, which included the Drug Supply Chain Security Act, was enacted to, among other things, build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. Requirements for the tracing of products through the pharmaceutical distribution supply chain took effect on January 1, 2015 for manufacturers and building internal systems to ensure compliance with this law will require dedication of resources. In addition, this law requires engaging in transactions only with authorized trading partners and can limit the pool of available trading partners. In 2017, reauthorization of the drug user fee program is expected to occur and may serve as a legislative vehicle for the establishment of additional post-approval requirements.

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

Federal Food, Drug and Cosmetic Act

Market exclusivity provisions under the FDCA, which are independent of patent status and any patent-related extensions and can run concurrently with a patent or not, can also delay the submission or effective approval of certain applications of companies seeking to reference another company’s NDA.  The length of time that FDA grants depends on the type of exclusivity.

If the new drug that is the subject of an approved NDA contains a new chemical entity, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States that runs from the date of NDA approval.  FDA regulations define “new chemical entity” as “a drug that contains no active moiety that has been approved by FDA in any other NDA submitted under section 505(b) of the Federal Food, Drug, and Cosmetic Act.”  21 C.F.R. § 314.108.  During the five-year exclusivity period,no company may submit an ANDA or a 505(b)(2) NDA for a drug product that contains the same active moiety as in the new chemical entity.  However, such application may be submitted after four years if it contains a certification of patent invalidity or noninfringement to one of the patents listed in FDA’s Orange Book by the innovator NDA holder.

The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, that contained new clinical investigations (other than bioavailability studies) that were conducted or sponsored by the applicant and are deemed by FDA to be essential to the approval of the NDA or supplement.  Such new clinical investigations may support approval of, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity period runs from the date of approval of the NDA or supplement containing the new clinical investigations and covers only the conditions associated with the new clinical investigations.  That is, it bars FDA from approving an ANDA or 505(b)(2) NDA for those conditions of approval.  Unlike NCE exclusivity, exclusivity for new clinical investigations does not prohibit the submission of an ANDA or 505(b)(2) NDA by another company during that three-year period.

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

To obtain regulatory approval of an investigational drug or biological product under European Union regulatory systems, we must submit a marketing authorization application to the EMA. The application used to file an NDA or a BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. For example, the EMA has already established a number of guidelines for approval of various biosimilars.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with cGCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Manufacturing

We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. For past investigator sponsored studies, all drug substance and drug product for SL-401 and SL-701 was manufactured at academic and contract manufacturing organizations, or CMO, facilities, as directed by our academic collaborators. We have now developed manufacturing processes that are suitable for full-scale cGMP manufacturing.  Additionally, we have qualified FDA-audited third-party CMOs to produce sufficient quantities of SL-401, SL-801, and SL-701 drug substance and drug product of suitable quality for our active and contemplated corporate sponsored clinical trials and potential commercialization. For SL-401, activities are underway to deliver commercial supplies in support of potential expedited approval pathways. Our manufacturing programs are being managed with oversight by our manufacturing team, which is comprised of full-time employees and consultants with experience in manufacturing pharmaceutical drug substance and drug products.

SL-401 Manufacturing and Supply

SL-401 is a recombinant protein generated from an antibiotic-resistance driven DNA-based plasmid vector and manufactured by bacterial fermentation in E. Coli. For past investigator sponsored studies, SL-401 was manufactured at Wake Forest University. We have optimized the protein expression, generated cGMP master and working cell banks, and developed the fermentation and purification steps of our manufacturing process to be suitable for scale-up in standard manufacturing equipment. This technology has been transferred to a third-party CMO with expertise in bacterial fermentation, which has further optimized and scaled-up the process in their cGMP production suite. The SL-401 drug substance has now met standard industry quality specifications and is adequate to support our ongoing and planned corporate sponsored clinical trials. The drug product formulation and manufacturing process has been transferred to a third-party CMO with expertise in sterile product manufacture for clinical and commercial supply, and they have successfully produced drug product meeting cGMP requirements for use in clinical studies. We expect the same process, scale and CMOs will be used to manufacture drug substance and drug product for commercial supply. We have a lyophilized formulation of SL-401, which is currently being developed.

SL-801 Manufacturing and Supply

SL-801 is a small molecule that is prepared via synthetic organic chemistry. We have completed process development and cGMP manufacturing at an adequate scale to supply our ongoing and planned corporate sponsored clinical studies. We have also developed a stable solid-oral tablet formulation that has been produced using cGMP manufacturing equipment at our third-party CMO. We believe that the manufacturing scale and product quality procedures and oversight ensure an adequate supply for our active and planned corporate sponsored clinical studies.

SL-701 Manufacturing and Supply

SL-701 is an immunotherapy that is comprised of several short synthetic peptides. Each of the component peptides of SL-701 is manufactured individually by solid-phase synthesis and all have been prepared to acceptable quality specifications in cGMP manufacturing equipment by our third-party CMO. The manufacturing scale and product quality procedures and oversight ensure an adequate supply for our active and planned corporate sponsored clinical studies. We have also developed a stable formulation that combines the individual peptides in a single sterile solution to generate SL-701 drug product. This manufacturing process was transferred to a third-party CMO with expertise in sterile product manufacture. This CMO has produced multiple cGMP drug product batches of sufficient quality and quantity to supply our corporate sponsored clinical trials. SL-701 has been utilized with several different adjuvants including Montanide, GM-CSF, Imiquimod, and poly-ICLC. We have been, and may continue to be, reliant on the availability of these adjuvants from their respective manufacturers.

Sales and Marketing

We believe the infrastructure required to commercialize oncology products is relatively limited, which may make it cost-effective for us to internally develop, train, and deploy a marketing sales force. If SL-401 or our other compounds are approved by the FDA and other regulatory authorities, we plan to potentially build the infrastructure to commercialize these products in North America and

Europe ourselves. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous.

The commercial infrastructure of specialty oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group, and distribution support. Additional capabilities important to the oncology marketplace include the management of key accounts, such as managed care organizations, group-purchasing organizations, specialty pharmacies, oncology group networks, and government accounts. As SL-401 and our other compounds may initially be developed for orphan indications with a relatively small number of treating physicians, we anticipate that a reduced infrastructure, including a small, targeted sales force, will be sufficient to support our sales and marketing objectives. In order to implement this infrastructure, we will have to allocate management resources and make significant financial investments including some prior to product approval to prepare for the commercial launch of an approved product, including preparation of marketing and sales training materials in compliance with legal and regulatory requirements.

We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products.

Research and Development

Company sponsored research and development expenses totaled $27.9 million in 2016, $29.5 million in 2015 and $21.2 million in 2014.  “Research and development expenses” consist of costs associated with the development of our product candidates and our platform technology, which include: clinical trial costs, CMC-related costs, nonclinical costs, employee related expenses, external research and development expenses, license fees and milestone payments related to in-licensed products and technology, and facilities, depreciation and other allocated expenses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of March 16, 2017, we had 29 full-time employees, 5 of whom hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Risks Related to Development, Clinical Testing, Regulatory Approval, and Commercialization of Our Product Candidates

We are heavily dependent on the success of our clinical product candidates, SL-401, SL-801, and SL-701, and we cannot provide any assurance that any of our product candidates will be approved, commercialized, or successfully marketed in the future.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates, SL-401, SL-801, and SL-701 which we are advancing through clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize these product candidates, which may never occur. We currently generate no revenues from our product candidates, and we may never be able to develop or commercialize a marketable drug.

Before we generate any revenues from product sales, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA, qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practice regulations, or cGMP, receive regulatory approval in one or more jurisdictions, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have not submitted a biologics license application, or BLA, or a new drug application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any BLA or

NDA will be filed within a specified period of time, or that any BLA or NDA will allow us to obtain or maintain marketing approval.  We also cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for trial initiation or marketing. Further, the FDA or an independent review committee, or IRC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our revenues will be dependent, in part, upon the market acceptance of our products once approved as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We may not have the resources to conduct and oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, vendors and service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by the company may negatively impact on our product development programs, including but not limited to program delays or preventing approval of our product candidates.

We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval is typically similar in other countries, to obtain separate regulatory review and approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

•                  governmental or regulatory delays and changes in regulatory leadership, requirements, policy and guidelines; or

•                  differing interpretations of data by the FDA or similar foreign regulatory agencies.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs, where such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns or adverse side effects or events, including severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we have observed severe adverse events, including deaths, from and/or relating to capillary leak syndrome, or CLS, with SL-401. The occurrence of these and other adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market, and sell any or all of our product candidates for one or more indications.

We intend to have ongoing interactions with the FDA over the course of 2017 regarding our SL-401 Phase 2 pivotal trial in BPDCN. If the FDA reviews these data and determines additional data are needed to support a submission for regulatory approval in BPDCN, or that the data will not support a submission for regulatory approval in BPDCN, this could delay or halt our clinical trials or commercialization plans for SL-401, including requiring us to conduct additional clinical trials.

We have also advanced SL-801 into a Phase 1 clinical trial. There are unknown risks with respect to dosing, administration, pharmacokinetics, bioavailability, safety and efficacy that we expect we will learn about during clinical development which could halt or delay this development program and which could alter our current strategy for the development of this product candidate.

We may not have the necessary expertise or capabilities, including adequate staffing, to successfully manage the execution and completion of any of our clinical trials, prepare clinical study reports and marketing authorization applications, and ultimately obtain marketing approval for our product candidates in a timely manner, or at all.

In any pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in most cases, we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial which may be open-label and single-group in nature. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant enough, including relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival, or OS, overall response rate, or ORR, or rate of complete response, or CR, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial. The FDA may require the completion of additional clinical trials before or as a condition for approving our product candidates.

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

Reports of adverse events or other safety concerns involving SL-401, SL-801, or SL-701 could delay clinical development, delay or prevent us from obtaining or maintaining regulatory approvals, or negatively impact sales or the commercial prospects for our product candidates.

Reports of adverse events or other safety concerns involving SL-401, SL-801, or SL-701 could interrupt, delay or halt clinical trials of our clinical candidates, including the ongoing Phase 2 pivotal trial in BPDCN. For example, capillary leak syndrome, or CLS, is a known, sometimes fatal, and well-documented side effect of SL-401. Reports of additional CLS cases, or other adverse events or other safety concerns involving SL-401 or our other product candidates could result in clinical trial delays including regulatory authorities putting trials on clinical hold or denying or withdrawing approval for any or all indications. Further, there are no assurances that patients receiving SL-401 or our other product candidates with co-morbid diseases and/or indications not previously well-studied, will not experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving SL-401 or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, or could result in our inability to obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early stage, including investigator-sponsored, clinical trials and late stage clinical trials of product candidates may not be predictive of the results of subsequent later stage, including corporate sponsored, clinical trials. Product candidates in later stage or larger clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trial results may not be successful for these or other reasons. For example, Stage 3 results from the Phase 2 pivotal trial of SL-401 in BPDCN may not corroborate the earlier Stage 1 and 2 results and/or may not be adequate for marketing approval for any of a number of reasons including clinical safety and efficacy results as well as outcomes resulting from additional data requests from the FDA including data requests around CMC, clinical pharmacology, non-clinical, and others.

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of SL-401, SL-801, and SL-701 there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials. We may also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. We are also developing a new lyophilized formulation of SL-401 which may not demonstrate adequacy or comparability with the current liquid/frozen formulation, which is required before it can be introduced for clinical or commercial use.

•                  We have changed the experimental regimen of SL-401 to a multi-cycle regimen, in which patients will receive more than one treatment cycle, rather than a single-cycle treatment as used in the completed investigator-initiated clinical trial. Although we anticipate that patients receiving multiple cycles of SL-401 may derive greater clinical benefit than from a single cycle, there is a risk of toxicity or a lack of efficacy arising from multiple cycles.

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

•                  We are developing SL-701 as an injection administered under the skin, or subcutaneously, in our trials. Two previous investigator-sponsored trials utilizing an earlier version of SL-701 used this method of delivery. Another previous investigator-sponsored trial utilized an earlier version of SL-701 used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to immunogenic peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Our plan continued the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

•                  We manufactured and formulated SL-701 as a mixture of IL-13Ra2 mutant peptide, EphA2 peptide, a new survivin mutant peptide, and a tetanus toxoid peptide. An earlier version of this immunotherapy, which included IL-13Ra2 mutant and EphA2 peptides, was mixed with additional peptides in previous studies, including a different survivin peptide in some studies.

•                  In the initial stage of our SL-701 corporate-sponsored trial we used granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod as the immunostimulants. In the second stage of our SL-701 trial, we used poly-ICLC as the immunostimulant, which was the immunostimulant used, along with an earlier version of SL-701, in the previous investigator-sponsored study.

•                  In some of our current or future trials, we may combine SL-401, SL-801, or SL-701 with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We may not have yet clinically tested these combinations. While there do not appear to be overlapping toxicities with these combinations, there is always the risk of unforeseen toxicities. We are currently combining SL-401 with pomalidomide in myeloma and have combined SL-701 with bevacizumab and immunostimulants in brain cancer.

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

We may not be able to continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases) with small available study populations. SL-401 is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in adult and pediatric brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the incidences of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials. SL-801 is being developed in a number of advanced solid tumors, some of which may be orphan indications.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical, CMC, clinical pharmacology, and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical, CMC, clinical pharmacology, or clinical studies to generate data related to toxicity and other data required to support the submission of an IND or a BLA or an NDA to the FDA or comparable foreign authorities. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

Our product candidates alone or in combination with any adjuvant, immunostimulant including GM-CSF or Imiquimod or poly-ICLC, or other agents with which we may combine our drug candidates, could fail to receive regulatory approval for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design, conduct or findings of our clinical trials;

•                  the FDA or comparable foreign regulatory authorities may identify protocol deviations or data quality or integrity concerns with our preclinical or clinical trials;

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

•                  the FDA or comparable foreign regulatory authorities may not accept our definition of response or our criteria for other endpoints for evaluation of patient efficacy and potential marketing approval;

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

This lengthy and costly review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market SL-401, SL-801, SL-701, or any of our other product candidates that we may advance into and through clinical trials, which would significantly harm our business.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, including based on product contraindications, warnings or precautions. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates or obtain satisfactory reimbursement or coverage for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We believe that, for some cancers, SL-401 may target both tumor bulk and CSCs. However, it is conceivable that SL-401 and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial clinical outcome. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer or any other disease or condition.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and potential approval of SL-401, SL-801, and SL-701 another key element of our strategy is to identify and test additional compounds. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

•                  warning letters, untitled letters, or holds on clinical trials;

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

We have incurred net losses from operations from our inception through December 31, 2016 of approximately $147.9 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2017, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-801, and SL-701 we will lose our rights to develop and commercialize those product candidates.

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

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates. We have expended and believe that we may continue to expend substantial resources for the development of SL-401, SL-801, and SL-701 as well as other product candidates and drug discovery and acquisition efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, obtaining regulatory approvals, commercializing any products approved for sale, and costs associated with operating as a public company.

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

•                  our need and ability to hire additional management and scientific, medical, and sales and marketing personnel;

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

•                  delay, limit, reduce or terminate manufacturing of our product candidates; or

•                  delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates and ensure their acceptance by third-party payors and the market.

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

•                  build, deploy, and maintain sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners should our products obtain market approval;

•                  gain market and third-party payor acceptance for our products should they obtain market approval;

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

If we fail to attract and keep senior management and key scientific and marketing personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of March 16, 2017, we had 29 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes or contributes to an injury or is found to be otherwise unsuitable during product testing, clinical study, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

•                  the federal transparency requirements under the Affordable Care Act, or ACA, requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to U.S.-licensed physician and teaching hospital payments and other transfers of value including research payments and ownership and investment interests;

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

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure, and we, including our executive officers, do not have any significant sales, marketing or distribution experience. We will be opportunistic in seeking to either build our own commercial infrastructure to commercialize SL-401, SL-801, SL-701 and any future product candidates if and when they are approved, or enter into contract research, contract sales, or licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that SL-401, SL-801, and/or SL-701 will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•                  our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;

•                  the inability of sales personnel to obtain access to physicians or effectively promote our approved products to of physicians and providers;

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

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including SL-401, SL-801, and SL-701, among physicians and other healthcare providers, patients, third-party payors and, in the cancer market, acceptance by the operators of major cancer clinics.

Even if SL-401, SL-801, SL-701 or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, third-party payors, patients and the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

•                  the efficacy and safety of our products, as demonstrated in clinical trials, and the degree to which our products represent a clinically meaningful improvement in care as compared with other available therapies;

•                  the clinical indications for which our products are approved and any limiting contraindications, warnings, and precautions;

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

•                  the prevalence and severity of adverse events and side effects; and

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country, and are subject to changes interpretation, application and new legislative proposals at any time. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. The Supreme Court upheld the ACA in the main challenge to the constitutionality of the statute in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. While other challenges remain to portions of the ACA, these two cases were generally viewed as the only existential threats to the statute that have been raised so far.  Proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program were presented to Congress in 2016, but implementation likely will be challenging in light of strong opposition to these proposals as well as the current political climate. The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has proposed to test alternative payment methodologies for drugs covered under the Part B program.

Modifications to or repeal of all or certain provisions of the ACA are expected as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Specifically, Republicans in the House of Representative publically released a draft bill to reform the ACA on March 6, 2017, titled the American Health Care Act. We cannot predict the ultimate content, timing or effect of any changes to the ACA, and significant changes to, or repeal of, the ACA could have a material adverse effect on our business, financial condition and profitability.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable.” The FDA defines an interchangeable biosimilar as a product that, in terms of safety or diminished efficacy, presents no greater risk when switching between the biosimilar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product was approved under a BLA. The new law is complex and is only beginning to be interpreted by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of our product candidates, such as SL-401, were to receive marketing approval by the FDA as a biological product under a BLA, such an approved product(s) should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

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

We are currently advancing our clinical stage product candidates through multiple corporate-sponsored clinical trials under corporate-sponsored investigational new drugs, or INDs. Previously, we had not sponsored any INDs or any clinical trials relating to SL-401, SL-801, or SL-701. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third-parties, for any one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

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

We rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. In our corporate sponsored trials of SL-401, SL-801, and SL-701, we have continued to engage various third-parties. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party CMOs to produce SL-401, SL-801, and SL-701 in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market SL-401, SL-801, and/or SL-701 or may be delayed in doing so.  We purchase and plan to purchase immunostimulants used with SL-701 from third-parties. Whereas GM-CSF and Imiquimod are commercially available products, poly-ICLC (Hiltonol®) is a development stage candidate and not commercially available. We do not have a right to manufacture poly-ICLC directly or through third-party CMOs and are wholly dependent on a third-party manufacturer of poly-ICLC for clinical supply.  This third-party manufacturer currently has a limited supply and may be unable to provide adequate poly-ICLC to us in the future.

We also expect to rely upon third-parties to produce drug product required for the clinical trials and commercialization of our other product candidates, including SL-501, a targeted therapy directed to CD123 in preclinical development. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. For each of our product candidates we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers could receive inspection findings from regulatory authorities that require investigation and remediation and could result in business interruptions affecting the production of our product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturer shortages or supply shortages of their vendors.  We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA approval of the new manufacturer may also be required. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

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

SL-401, SL-801, SL-701, some of our other product candidates, and our platform technologies are protected by intellectual property licensed from third parties, including academic institutions. If the licensors terminate the licenses, or fail to prosecute, maintain, enforce, and/or defend the licensed patents and patent applications, our competitive position, market share, and business prospects would be harmed.

We are a party to several license agreements relating to certain patents and patent applications owned by third-parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and SL-501, and we hold three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold an exclusive license from CanBas, Ltd. for SL-801 in all worldwide territories other than Japan, Korea, Taiwan, and China. The agreement with CanBas, Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying other product candidates and our StemScreen® platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharma industry involve both technological complexity and legal complexity. This is costly, time-consuming and inherently uncertain. In addition, Congress has passed patent reform legislation which provides new limitations on attaining, maintaining and enforcing intellectual property. Further, the Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 30.6% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company until December 31, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We do not expect to pay dividends on our capital stock in the foreseeable future.

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

Item 3.  Legal Proceedings

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of Section 11 and 15 of the Securities Act of 1933 (the “1933 Act”) arising from our January 2017 follow-on public offering.

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 and February 1, 2017 .

On February 8, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of 1933 Act arising from our January 2017 follow-on public offering.

On February 10, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Operating Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 6, 2017 through February 1, 2017.

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of CLS, died on January 18, 2017.  Additionally, the complaint alleges that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

We intend to vigorously defend against these actions.  However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  We are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$6.50	$3.88
Second Quarter	9.66	4.62
Third Quarter	11.29	6.40
Fourth Quarter	14.60	10.08

Holders

The number of record holders of our common stock as of March 16, 2017, was 134.  This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Options	3,090,752	$8.78	829,216
Restricted stock	1,268,092	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,358,844	—	829,216

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from January 28, 2013 through December 31, 2016, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market.  The graph assumes an investment of $100 on January 28, 2013, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012

Statement of operations data:
Grant Revenue	$1,041,354	$654,160	$335,287	$71,000	$—
Operating expenses:
Research and development	$27,869,921	$29,458,676	$21,240,599	$16,178,744	$3,376,962
General and administrative	12,056,890	8,828,843	8,084,580	7,871,719	3,090,611
Total operating expenses	39,926,811	38,287,519	29,325,179	24,050,463	6,467,573
Loss from operations	(38,885,457)	(37,633,359)	(28,989,892)	(23,979,463)	(6,467,573)
Other income	11,438	1,609	3,607	280,687	301,684
Other expense	—	—	—	—	(35)
Interest expense	—	—	—	(516,871)	(118,765)
Interest income	545,718	387,889	156,310	19,136	9,907
Net loss before income taxes	$(38,328,301)	$(37,243,861)	$(28,829,975)	$(24,196,511)	$(6,274,782)
Income tax benefit	25,296	—	—	—	—
Net loss	$(38,303,005)	$(37,243,861)	$(28,829,975)	$(24,196,511)	$(6,274,782)
Net (loss) / income attributable to common stockholders per common share:
Basic and Diluted	$(2.15)	$(2.15)	$(2.23)	$(2.35)	$(1.82)
Weighted average number of common shares:
Basic and Diluted	17,804,681	17,289,021	12,936,741	10,317,351	3,441,995

	As of December 31,
	2016	2015	2014	2013	2012

Balance sheet data:
Cash and cash equivalents	$10,316,064	$13,376,196	$25,007,217	$44,200,420	$2,025,338
Total assets	$68,119,098	$98,215,623	$60,494,992	$85,281,196	$5,029,611
Long-term liabilities	$142,200	$648,190	$607,999	$643,000	$2,037,296
Accumulated deficit	$(135,742,607)	$(97,439,602)	$(60,195,741)	$(31,365,766)	$(7,169,255)
Total stockholders’ equity/(deficit)	$57,723,085	$88,111,956	$55,413,151	$79,624,388	$(2,508,420)

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing proprietary oncology therapeutics. We are currently developing three clinical stage product candidates: SL-401, SL-801, and SL-701.

SL-401

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123), present on a wide range of hematologic cancers. SL-401 is being advanced through a Phase 2 pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. Thirty-two BPDCN patients have been enrolled in Stages 1 and 2 of the trial. On January 5, 2017, we announced an agreement with the FDA on a registration pathway for SL-401 in BPDCN. We are currently enrolling a new cohort (Stage 3) consisting of approximately 8-12 first-line BPDCN patients to support the potential filing of a BLA for full approval in first-line BPDCN. SL-401 is also being developed in additional indications including in Phase 2 trials of patients with high-risk myeloproliferative neoplasms, or MPNs, and patients with acute myeloid leukemia, or AML, in complete remission with minimal residual disease, or MRD, as well as a Phase 1 trial in combination with other agents in patients with relapsed/refractory multiple myeloma.

SL-401 was granted BTD by the U.S. Food and Drug Administration, or FDA, in August 2016. The FDA awarded Orphan Drug status to SL-401 for the treatment of AML in February 2011 and for BPDCN in June 2013. The European Medicines Agency, or EMA, awarded Orphan Drug status to SL-401 for the treatment of AML in September 2015 and for BPDCN in November 2015.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a tumor-promoting nuclear transport protein. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. In contrast to an earlier XPO1 inhibitor not developed by us, leptomycin B, which may bind irreversibly to XPO1 and caused significant toxicities in Phase 1 trials, preclinical data indicate that SL-801 binding to XPO1 is more reversible than leptomycin. SL-801’s ability to more reversibly bind XPO1 offers the potential to develop flexible dosing schedules that could enable recovery in normal tissues, mitigate side effects, improve the therapeutic index in humans, and enhance efficacy. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of a single agent SL-801.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer, and is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin, present on brain cancer. We advanced SL-701 into a corporate sponsored Phase 2 trial in adult patients with second-line GBM. In Stage 1 of this trial, SL-701 was administered as a single agent with the immunostimulants GM-CSF and Imiquimod. In Stage 2 of the trial, SL-701 was administered, with the immunostimulant poly-ICLC in combination with bevacizumab. Both stages of the trial have completed dosing and patients are being followed for survival.

SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma in January 2015.

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, build our intellectual property portfolio, business plan, raising capital, and provide general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through December 31, 2016, we have received net proceeds of $165.7 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.  The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.

On January 20, 2017, we completed a follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received after underwriting fees and offering expenses were approximately $48.2 million.

We have never been profitable and our net loss from operations was $38.3 million for the year ended December 31, 2016, $37.2 million for the year ended December 31, 2015 and $28.8 million for the year ended December 31, 2014. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Litigation

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of Section 11 and 15 of the Securities Act of 1933 (the “1933 Act”) arising from our January 2017 follow-on public offering.

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 and February 1, 2017 .

On February 8, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of 1933 Act arising from our January 2017 follow-on public offering.

On February 10, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Operating Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 6, 2017 through February 1, 2017.

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of CLS, died on January 18, 2017.  Additionally, the complaint alleges that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

We intend to vigorously defend against these actions.  However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  We are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $3.0 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $1.0 million during 2016, $0.7 million during 2015 and $0.3 million during 2014. In the future, we may generate revenue from product sales.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
SL-401	$14,161,925	$13,750,593	$9,171,431
SL-701	2,536,927	3,156,116	3,940,840
SL-801	2,387,036	2,611,514	94,791
Personnel expenses	8,022,193	8,923,118	7,286,339
Other expenses	761,840	1,017,335	747,198

Total research and development expenses	$27,869,921	$29,458,676	$21,240,599

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  chemistry, manufacturing and controls, or CMC, related costs;

•                  nonclinical costs;

•                  regulatory expenses including BLA related costs;

•                  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, and consultant costs;

•                  third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, academic institutions and consultants and

•                  license fees and milestone payments related to in-licensed products and technology.

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

We anticipate that our research and development expenses will significantly increase in future periods as we seek to complete development of our most advanced product candidates, SL-401, SL-801, and SL-701, and continue to develop our other product candidates and our platform technology.  We anticipate the majority of our research and development expense will be devoted to the development of SL-401, SL-801, and SL-701.

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

•                  the costs, timing and outcome of regulatory approvals; and

•                  the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property.

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

We anticipate that our general and administrative expenses will be higher in future periods due to the planned build out of a commercial infrastructure to support a potential commercial product launch for SL-401 if an FDA approval for marketing is obtained.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds coupled with FDIC-insured bank certificates of deposits, we expect interest income to be slightly higher in future years.

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

We continue to assess the realizability of our deferred tax assets, which primarily consist of net operating losses, or NOL, carry-forwards. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2016, 2015 and 2014, our deferred tax assets had full valuation allowances on them as we did not have sufficient positive evidence to recognize such deferred tax assets.

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

As of December 31, 2016, we had net operating losses of $77.1 million for both federal and state purposes, (of which $14 million will result in a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises) and research and development credits of $21.5 million which expire in 2023 through 2036.

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

Revenue Recognition

We have not yet generated any revenue from product sales. Our sole source of revenue is grant revenue related to $3.0 million of research grants received to date from the Leukemia and Lymphoma Society.  Grant payments received prior to our performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Research and development expense.  Research and development expense was $27.9 million for the year ended December 31, 2016, compared with $29.5 million for the year ended December 31, 2015, which represents a decrease of $1.6 million. The lower costs were partially due to a $0.5 million decrease in clinical trial expenses for SL-701 resulting from the study attaining full patient enrollment during the third quarter of 2016. Also, the decrease in costs resulted from a one-time payroll-related expense incurred during 2015.

General and administrative expense.  General and administrative expenses were $12.1 million for the year ended December 31, 2016, compared with $8.8 million for the year ended December 31, 2015, which represents an increase of $3.3 million.  The higher costs were primarily attributable to an increase in non-cash stock based compensation expense and increased headcount.

Interest income.  Interest income was $0.5 million for the year ended December 31, 2016, compared with $0.4 for the year ended December 31, 2015.  The increase in income of $0.1 million is due to a change in the composition of our investment portfolio to include higher yielding FDIC insured certificates of deposit coupled with higher market interest rates.

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

Interest income.  Interest income was $0.4 million for the year ended December 31, 2015, compared with $0.2 for the year ended December 31, 2014.  The increase in income of $0.2 million is due to the increase in cash, cash equivalents, short-term investments and long-term investments on our balance sheet as a result of the successful completion of our follow-on public offering during the first quarter of 2015.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 IPO and  subsequent follow-on offerings. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through December 31, 2016, we received net proceeds of $165.7 million primarily from the public sale of common stock from our 2013 IPO and two subsequent follow-on public offerings. On January 20, 2017, we completed our third follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from such offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received after underwriting fees and offering expenses were approximately $48.2 million.

As of December 31, 2016, our cash, cash equivalents and short and long-term investments totaled $67.6 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our follow-on offering in January 2017, will be sufficient to fund our operations for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2016	2015	2014

Net cash used in operating activities	$(30,092,774)	$(25,589,442)	$(25,713,445)
Net cash provided by (used in) investing activities	26,676,870	(50,922,458)	6,384,968
Net cash provided by (used in) financing activities	355,772	64,880,879	135,274
Net decrease in cash and cash equivalents	$(3,060,132)	$(11,631,021)	$(19,193,203)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities in 2016 and 2015 primarily resulted from research and development expenses as we continued our clinical trial activities relating to SL-401, SL-801, and SL-701.  Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash provided by and used in financing activities for 2015 and 2016 reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities. The net cash provided by investing activities for 2014 reflects sales and maturities of long-term investments within our U.S. Treasury-related investment portfolio net of re-investments.

Financing activities.  The net cash provided by financing activities for 2016 resulted from the issuance of stock related to the 2015

Employee Stock Purchase Plan and exercise of employee and consultant stock options.  The net cash provided by financing activities for 2015 resulted primarily from our January 2015 issuance and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses).

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase if and as we:

•                  continue the ongoing clinical trials, and initiate the planned clinical trials, of our product candidates, SL-401, SL-801, and SL-701;

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

•                  continue to incur legal expenses relating to our ongoing shareholder class action lawsuits;

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

•                  the progress of our ongoing shareholder class action lawsuits;

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

Expected Cash Requirements for Contractual Obligations

The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2016:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations (1)	$2,511,000	$837,000	1,674,000	—	—
Clinical trial obligations (2)	8,292,091	7,712,522	579,569	—	—
Manufacturing (3)	13,537,879	13,537,879	—	—	—
License agreements (4)	3,507,675	1,607,834	1,199,841	265,000	435,000
Other commitments (5)	623,631	318,631	205,000	100,000	—
Total	$28,472,276	$24,013,866	$3,658,410	$365,000	$435,000

(1)         Operating lease obligations reflects our lease agreement with respect to our corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750.  The term of this lease agreement is 42 months and it expires on December 31, 2019.

(2)         We have agreements in place with various contract research organizations (CROs) to facilitate research, clinical and data management services in connection with our three clinical-stage product candidates: SL-401, SL-801, and SL-701.

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

(5)         Other commitments include remaining severance obligations and certain sponsored research.

Certain contractual payment obligations will extend beyond five years until certain specified milestones are achieved. For purposes of this calculation, we have assumed that these payment obligations have only been made in the eighth year. However, these payments would continue each subsequent year until the specified milestones are achieved.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Tax Loss Carryforwards

As of December 31, 2016, we had net operating losses of $77.1 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $21.5 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2036. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2016, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $67.6 million as of December 31, 2016, $97.5 million as of December 31, 2015 and $58.6 million as of December 31, 2014, consisting of cash, U. S. Treasury and Agency securities and Treasury-related money market funds and FDIC-insured bank certificates of deposit.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2016, 2015 and 2014, all of our liabilities were denominated in our functional currency.

Item 8.  Financial Statements and Supplementary Data

Our financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

10.3†	Exclusive Patent and Non-Exclusive Know-How License Agreement between the Company and Cambridge

Exhibit No.	Description
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

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

† Confidential treatment has been granted with respect to the omitted portions of this exhibit.  Confidential materials omitted and filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan, contract or agreement.

Item 16.  Form 10-K Summary

None.

STEMLINE THERAPEUTICS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stemline Therapeutics, Inc.

We have audited the accompanying balance sheets of Stemline Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stemline Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 16, 2017

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$10,316,064	$13,376,196
Short-term investments	36,562,900	32,663,245
Prepaid expenses and other current assets	290,747	651,889
Total current assets	47,169,711	46,691,330
Furniture and fixtures, net	22,531	95,661
Long-term investments	20,714,551	51,428,632
Other Assets	212,305	—
Total assets	$68,119,098	$98,215,623
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,284,514	$8,632,873
Current portion of deferred grant revenue	898,199	822,604
Other current liabilities	71,100	—
Total current liabilities	10,253,813	9,455,477
Deferred grant revenue, net of current portion	—	616,949
Other liabilities	142,200	31,241
Total liabilities	10,396,013	10,103,667
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2016 and 2015	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at December 31, 2016 and 2015. 19,219,223 shares issued and outstanding at December 31, 2016 and 18,235,020 shares issued and outstanding at December 31, 2015	1,922	1,825
Additional paid-in capital	193,563,572	185,703,423
Accumulated other comprehensive loss	(99,802)	(153,690)
Accumulated deficit	(135,742,607)	(97,439,602)
Total stockholders’ equity	57,723,085	88,111,956
Total liabilities and stockholders’ equity	$68,119,098	$98,215,623

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

	Year Ended December 31,
	2016	2015	2014

Revenues:
Grant revenue	$1,041,354	$654,160	$335,287
Operating expenses:
Research and development	27,869,921	29,458,676	21,240,599
General and administrative	12,056,890	8,828,843	8,084,580
Total operating expenses	39,926,811	38,287,519	29,325,179
Loss from operations	(38,885,457)	(37,633,359)	(28,989,892)
Other income	11,438	1,609	3,607
Interest income	545,718	387,889	156,310
Net loss before income taxes	(38,328,301)	(37,243,861)	(28,829,975)
Income tax benefit	25,296	—	—
Net loss	$(38,303,005)	$(37,243,861)	$(28,829,975)
Net loss per common share:
Basic and Diluted	$(2.15)	$(2.15)	$(2.23)
Weighted-average shares outstanding:
Basic and Diluted	17,804,681	17,289,021	12,936,741

See accompanying notes.

Stemline Therapeutics, Inc.

Statements of Comprehensive Loss

	Year Ended December 31
	2016	2015	2014

Net loss	$(38,303,005)	$(37,243,861)	$(28,829,975)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax	65,326	(155,081)	50,287
Reclassification adjustment for gain on investments included in net loss	(11,438)	(1,609)	(3,512)
Other comprehensive gain (loss)	53,888	(156,690)	46,775
Comprehensive loss	$(38,249,117)	$(37,400,551)	$(28,783,200)

Stemline Therapeutics, Inc.

Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Capital	Capital	Income (Loss)	(Deficit)	Equity (Deficit)
Balance, December 31, 2013	13,106,343	$1,310	$111,032,619	$(43,775)	$(31,365,766)	$79,624,388
Restricted stock grants	138,663	16	(16)	—	—	—
Forfeiture of restricted stock grants	(777)	(0)	0	—	—	—
Stock-based compensation	—	—	4,436,689	—	—	4,436,689
Issuance of common stock in connection with the exercise of stock options	33,040	3	135,271	—	—	135,274
Net loss	—	—	—	—	(28,829,975)	(28,829,975)
Other comprehensive income	—	—	—	46,775	—	46,775
Balance, December 31, 2014	13,277,269	$1,329	$115,604,563	$3,000	$(60,195,741)	$55,413,151
Restricted stock grants	399,742	40	(40)	—	—	—
Stock award — outside services	12,100	1	147,377	—	—	147,378
Forfeiture of restricted stock grants	(13,976)	(1)	1	—	—	—
Stock-based compensation	—	—	5,015,584	—	—	5,015,584
ESPP compensation expense	—	—	55,515	—	—	55,515
Issuance of common stock in connection with the ESPP	7,070	1	49,489	—	—	49,490
Issuance of common stock in connection with the exercise of stock options	198,938	20	724,997	—	—	725,017
Issuance of common stock in connection with the follow-on public offering	4,353,877	435	64,105,937	—	—	64,106,372
Net loss	—	—	—	—	(37,243,861)	(37,243,861)
Other comprehensive income (loss)	—	—	—	(156,690)	—	(156,690)
Balance, December 31, 2015	18,235,020	$1,825	$185,703,423	$(153,690)	$(97,439,602)	$88,111,956
Restricted stock grants	920,444	91	(91)	—	—	—
Forfeiture of restricted stock grants	(39,997)	(4)	4	—	—	—
Stock-based compensation	—	—	7,431,126	—	—	7,431,126
ESPP compensation expense	—	—	73,348	—	—	73,348
Issuance of common stock in connection with the ESPP	15,970	1	91,575	—	—	91,576
Issuance of common stock in connection with the exercise of stock options	87,786	9	264,187	—	—	264,196
Net loss	—	—	—	—	(38,303,005)	(38,303,005)
Other comprehensive income, net of tax	—	—	—	53,888	—	53,888
Balance, December 31, 2016	19,219,223	$1,922	$193,563,572	$(99,802)	$(135,742,607)	$57,723,085

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(38,303,005)	$(37,243,861)	$(28,829,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,259	153,797	153,333
Stock-based compensation expense	7,504,474	5,218,477	4,436,689
Amortization of premium paid on marketable securities	221,049	277,009	249,264
Net gain on sale of marketable securities	(11,438)	(1,609)	(3,512)
Income tax benefit from other comprehensive income	(25,296)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	361,142	984,919	(1,343,892)
Related party receivable	—	—	199,615
Other Assets	(212,305)	—	—
Accounts payable and accrued expenses	651,641	4,981,635	(539,966)
Other current liabilities	71,100	—	—
Deferred grant revenue	(541,354)	8,950	(35,001)
Other liabilities	110,959	31,241	—
Net cash used in operating activities	(30,092,774)	(25,589,442)	(25,713,445)

Cash flows from investing activities
Purchase of furniture and fixtures	(7,129)	(19,458)	—
Purchase of marketable securities	(26,464,749)	(105,565,837)	(16,246,878)
Sale and maturities of marketable securities	53,148,748	54,662,837	22,631,846
Net cash provided by (used in) investing activities	26,676,870	(50,922,458)	6,384,968

Cash flows from financing activities
Proceeds from issuance of common stock, net	91,576	64,155,862	—
Proceeds from exercise of stock options	264,196	725,017	135,274
Net cash provided by financing activities	355,772	64,880,879	135,274
Net decrease in cash and cash equivalents	(3,060,132)	(11,631,021)	(19,193,203)
Cash and cash equivalents at beginning of period	13,376,196	25,007,217	44,200,420
Cash and cash equivalents at end of period	$10,316,064	$13,376,196	$25,007,217

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing proprietary oncology therapeutics. The Company’s activities to date have primarily consisted of advancing its clinical stage programs, expanding and strengthening its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

Stemline Therapeutics, Inc. has incurred losses from operations since inception of $147.9 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates.  In particular, it has expended and will continue to expend substantial resources for the foreseeable future developing its clinical candidates, SL-401, SL-801, and SL-701 as well as its preclinical product candidates and drug discovery and acquisition efforts.  These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.  The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials and related manufacturing development.  As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for SL-401, SL-801, or SL-701, or for one or more indications for which it is developing SL-401, SL-801, or SL-701, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize SL-401, SL-801, or SL-701, if the Company obtains marketing approval.

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

Reclassifications

Certain reclassifications totaling $822,604 have been made to the financial statements for the period ended December 31, 2015 to conform to the current portion of deferred revenue presentation in the financial statements for the period ended December 31, 2016. These reclassifications to adjust accounts payable and accrued expense had no impact on previously reported net loss or stockholders’ equity.

2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. At December 31, 2016 and 2015, cash equivalents consisted of deposits in financial institutions and money market mutual funds invested in U.S. treasury securities. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued liabilities. Cash and cash equivalents, and short and long-term investments are carried at fair value (see Note 7). Financial instruments including other current assets, accounts payable and accrued liabilities are carried at cost, which approximate fair value given their short-term nature.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2016 and 2015, the Company did not realize any investment losses due to OTT declines in fair value.

Furniture and Fixtures

Furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which are between three to seven years, using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, (the Company’s furniture and fixtures), for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company purchased fixed assets during 2016, 2015 and 2013. For the years ended December 31, 2016, 2015 and 2014, the Company did not realize any impairment losses.

Grant Revenue Recognition

The Company has not yet generated any revenue from product sales and it has generated minimal revenues to date, all relating to $3.0 million in research grants received from the Leukemia and Lymphoma Society, or LLS.  This research grant was awarded to the Company to support funding some of the costs for the ongoing SL-401 clinical trials.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred. The Company has recognized approximately $1.0 million, $0.7 million and $0.3 million of revenue related to the Leukemia and Lymphoma Society grant for the years ended December 31, 2016, 2015 and 2014, respectively, which reflect twelve months of revenue recognized, respectively, on a straight line basis, based on the Company’s best estimates of the timing of work to be performed and qualifying costs incurred.

Accrued Clinical Development Costs

Outside research costs are a component of research and development expense. These expenses include fees paid to contract research organizations ( “CROs”) and other service providers that conduct certain clinical and product development activities on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and Development Costs

Research and development costs are comprised primarily of costs for personnel, including salaries and benefits; clinical studies administered by third-party investigators and managed by Stemline personnel; materials and supplies to support the Company’s clinical programs; contracted research; manufacturing; related consulting arrangements; costs related to upfront and milestone payments under license agreements; and other expenses incurred to sustain the Company’s overall research and development programs. Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when activities have been performed or when the goods have been received.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option pricing model for stock options and the closing stock price on date of grant for restricted stock. Additionally, under the provisions of ASC 718, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs. Any changes to the estimated forfeiture rates are accounted for prospectively. The Company had been historically using a 10% forfeiture rate relating to employee and director stock awards. Recently, the Company re-evaluated the forfeiture estimate and increased the estimated forfeiture rate to 15%.

For stock options granted as consideration for services rendered by non-employees, the Company recognizes expense in accordance with the requirements of ASC Topic 505-50, Equity Based Payments to Non-Employees. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option-pricing model, is re-measured using the fair value of the Company’s common stock and the non-cash stock-based compensation expense recognized during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the stock options are fully vested.

The Company’s policy upon exercise of stock options is that shares will be issued as new shares drawing on the Company’s 2016 Stock Equity Incentive Plan (the “2016 Plan”) share pool that was adopted by the board of directors and approved by the stockholders in May 2016.

In the event a modification is made to an equity award after the grant date, the Company records a change in stock-based compensation expense equal to the incremental fair value of the equity award immediately subsequent to the modification as compared to the fair value of the equity award immediately preceding the modification. During 2015 and 2016, the Company modified certain outstanding equity award held by employees and certain Directors. These modifications resulted in incremental compensation cost of $0.8 million, $0.3 million, and $0 for the year ended December 31, 2016, 2015, and 2014, respectively.

Segment Information

The Company reports segment information in accordance with applicable guidance on segment disclosures. The Company has one reportable segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures. The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. The Company expects to complete this process in the second half of 2017.

In August 2014, the FASB issued a new Accounting Standards Update ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company’s adoption of ASU 2015-10 did not have a material impact on its consolidated financial statements

In November 2015, the FASB issued a new Accounting Standards Update, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The Company will adopt this accounting standard in the beginning of the Company’s first quarter of fiscal 2017. The adoption of this standard did not have any impact on the Company’s financial statements due to full valuation allowance recorded on the Company’s deferred taxes.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the guidance in the same period.  The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures.

As of January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain of the amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of $0.7 million on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. The Company expects that the income tax amendments within ASU 2016-09 will have no impact on its results of operations or cash flows because it is in a net operating loss position with a full valuation allowance.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Basic and Diluted loss per common share calculation:
Net loss attributable to common shareholders — basic and diluted	$(38,303,005)	$(37,243,861)	$(28,829,975)
Basic and diluted weighted-average common shares	17,804,681	17,289,021	12,936,741
Basic and diluted net loss per share	$(2.15)	$(2.15)	$(2.23)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested and outstanding warrants are issued. For the years ended 2016,

2015 and 2014, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive were as follows:

	Year Ended December 31
	2016	2015	2014
Unvested restricted stock	1,268,092	553,045	283,446
Options outstanding	3,090,752	2,121,726	1,643,532
Warrants	99,529	99,529	99,529
Total	4,458,373	2,774,300	2,026,507

4. Marketable Investments

The following table summarizes the Company’s cash equivalents and available for sale securities:

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$851,667	$—	$—	$851,667
Cash equivalents:
Money market funds	9,464,397	—	—	9,464,397

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,108,607	—	(1,366)	2,107,241
Federal farm credit bank	4,357,111	830	(2,666)	4,355,275
Federal home loan bank	7,816,214	1,284	(3,400)	7,814,098
Freddie Mac	7,467,276	223	(1,003)	7,466,496

Certificate of Deposits	14,818,468	1,322	—	14,819,790

Total Short-term investments	36,567,676	3,659	(8,435)	36,562,900
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,878,500	—	(29,885)	5,848,615
Federal farm credit bank	—	—	—	—
Federal home loan bank	1,900,546	—	(10,773)	1,889,773
Freddie Mac	7,933,745	—	(29,374)	7,904,371

Certificate of Deposits	5,071,490	302	—	5,071,792

Total Long-term investments	20,784,281	302	(70,032)	20,714,551

Total	$67,668,021	$3,961	$(78,467)	$67,593,515

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$5,462,081	$—	$—	$5,462,081
Cash equivalents:
Money market funds	7,914,115	—	—	7,914,115

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,005,785	—	(2,942)	2,002,843
Federal farm credit bank	1,076,445	—	(1,856)	1,074,589
Federal home loan bank	12,445,530	61	(9,764)	12,435,827
Freddie Mac	1,005,272	—	(2,660)	1,002,612

Certificate of Deposits	16,150,513	295	(3,434)	16,147,374

Total Short-term investments	32,683,545	356	(20,656)	32,663,245
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,366,424	—	(15,213)	4,351,211
Federal farm credit bank	6,290,607	—	(27,957)	6,262,650
Federal home loan bank	14,113,301	—	(44,803)	14,068,498
Freddie Mac	12,576,749	—	(41,382)	12,535,367

Certificate of Deposits	14,214,941	703	(4,738)	14,210,906

Total Long-term investments	51,562,022	703	(134,093)	51,428,632

Total	$97,621,763	$1,059	$(154,749)	$97,468,073

At December 31, 2016 and December 31, 2015, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at December 31, 2016 and December 31, 2015. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2016 .

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Prepaid third party vendor costs	$208,196	$195,305
Deposits	—	106,243
Prepaid insurance	48,048	51,623
Other receivable	34,503	298,718
Total	$290,747	$651,889

6. Furniture and Fixtures

Furniture and fixtures consist of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Office furniture and fixtures	$486,586	$479,458
Less accumulated depreciation	(464,055)	(383,797)
Furniture and fixtures, net	$22,531	$95,661

Depreciation expense was $80,259, $153,797 and $153,333 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2016

Fixed-income treasury portfolio	$37,385,869	$—	$—	$37,385,869
Certificate of Deposits	—	19,891,582	—	19,891,582
Cash and cash equivalents	10,316,064	—	—	10,316,064
Total assets at fair value	$47,701,933	$19,891,582	$—	$67,593,515

	December 31, 2015
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015

Fixed-income treasury portfolio	$53,733,597	$—	$—	$53,733,597
Certificate of Deposits	—	30,358,280	—	30,358,280
Cash and cash equivalents	13,376,196	—	—	13,376,196
Total assets at fair value	$67,109,793	$30,358,280	$—	$97,468,073

There were no transfers between levels in the fair value hierarchy during any of the periods presented herein.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2016	2015
Accrued research and development costs	$6,792,947	$5,303,990
Accrued compensation	1,975,037	2,727,965
Accrued legal	71,554	245,329
Other accrued liabilities	444,976	355,589
Total accounts payable and accrued expenses	$9,284,514	$8,632,873

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

Common Stock

As of December 31, 2016, the Company was authorized to issue 33,750,000 shares of common stock.  Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of the shares of the stock options.

Follow-on Public Offerings

On May 16, 2013, the Company completed a follow-on public offering selling 4,137,931 shares at an offering price of $14.50 per share. On May 22, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 620,689 shares at an offering price of $14.50 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $69.0 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.5 million.

Also, on January 8, 2015, the Company completed a second follow-on public offering, selling 3,800,000 shares at an offering price of $15.75 per share. On February 10, 2015, the underwriters exercised in full their over-allotment option to purchase an additional 553,877 shares at an offering price of $15.75 per share. Aggregate gross proceeds from this follow-on public offering, including the exercise of the over-allotment option, were $68.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $64.1 million.

In addition, on January 20, 2017, the Company completed a third follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from this follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received after underwriting fees and offering expenses were approximately $48.2 million.

The Company may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements.

10. Grant Revenue

In October 2013, the Company entered into an award contract (“the Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities encourages and sponsors research relating to

Leukemia, lymphoma, Hodgkin’s disease and myeloma to develop therapies to cure or mitigate these Disease’s. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for the above Diseases and their complications.  Pursuant to the Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities.  Through December 31, 2016, the Company has received $3.0 million based on milestones achieved.  The Company could receive the additional $0.5 million based on the completion of certain milestone events.  The Company has recognized approximately $1.0 million, $0.7 million and $0.3 million of revenue related to the Leukemia and Lymphoma Society grant for the years ended December 31, 2016, 2015, and 2014, respectively, which reflects revenue recognized, respectively, on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The agreement terminates when there are no longer any payment obligations.

11. Stock-Based Compensation

The 2016 Plan was adopted by the board of directors and approved by the stockholders in May 2016. The 2016 Plan authorizes the Company to grant up to 1,812,932 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company. Under the provisions of the 2016 Plan, no option will have a term in excess of 10 years.

The Company’s 2012 Stock Equity Incentive Plan (the “2012 Plan”), which was adopted by the board of directors and approved by the stockholders in July 2012, became effective immediately prior to the closing of the Company’s initial public offering. In addition, the Company’s 2004 Stock Option and Grant Plan (the “2004 Plan”) was terminated effective immediately prior to the closing of the Company’s initial public offering. The 2012 Plan authorized the Company to grant up to 1,663,727 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company in the form of options to purchase common stock of the Company at a price not less than the estimated fair value at the date of grant. Under the provisions of the 2012 Plan, no option will have a term in excess of 10 years. With the adoption of the 2016 plan, all authorized but un-issued shares, totaling 12,932, under the 2012 plan were converted to the 2016 plan.  All future awards will be granted out of the 2016 plan.

As of December 31, 2016, there were 829,216 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $7.4 million, $5.2 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2016 generated an income tax deduction of approximately $1.9 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the years ended December 31, 2016, 2015 and 2014.

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Research and development	$3,186,783	$2,703,861	$2,907,820
General and administrative	4,244,343	2,459,101	1,528,869
Total	$7,431,126	$5,162,962	$4,436,689

Stock Options

The Company grants stock options to employees, directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period from date of grant or if vesting based on market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the market condition. Options granted to directors vest in equal yearly installments over a three-year period from the date of grant. Options to directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options granted to employees and directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2016, 2015 and 2014, are as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.56%	1.86%	1.97%
Expected volatility	73.53%	77.92%	88.86%
Dividend yield	—	—	—
Expected life	6.03 years	6.15 years	6.20 years

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

For the years ended December 31, 2016, 2015 and 2014 the Company issued 87,786 shares, 198,938 shares and 33,040 shares of the Company’s common stock, respectively, upon the exercise of outstanding stock options and received proceeds of approximately $264,196, $725,017 and $135,274, respectively. For the years ended December 31, 2016, 2015 and 2014 the Company realized no tax benefit from the exercise of stock options. As of December 31, 2016, there was approximately $7.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.91 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company’s stock options outstanding at December 31, 2016, 2015 and 2014 and changes during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,326,486	$4.89
Options granted	378,831	21.07
Options exercised	(33,040)	4.09
Options forfeited	(28,745)	4.86
Outstanding at December 31, 2014	1,643,532	$8.64
Options granted	702,094	13.74
Options exercised	(198,938)	3.64
Options forfeited	(24,962)	13.22
Outstanding at December 31, 2015	2,121,726	$10.74
Options granted	1,132,972	5.29
Options exercised	(87,786)	3.01
Options forfeited	(76,160)	18.17
Outstanding at December 31, 2016	3,090,752	$8.78	7.35	$12,971,680
Options exercisable at December 31, 2016	1,318,273	$8.54	5.43	$6,490,494

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.7 million, $1.4 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock

The Company grants restricted stock to its employees, directors, and non-employee consultants. Restricted stock is recorded as deferred compensation and charged against income on a straight-line basis over the vesting period, which ranges from one to four years in duration. If vesting of the award is based on a market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the market condition. Restricted stock to directors is granted on a yearly basis and represents compensation for services performed on the Company’s Board of Directors. Restricted stock awards to directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The Company’s non-vested restricted stock at December 31, 2016, 2015 and 2014, and changes during the years ended December 31, 2016, 2015 and 2014 are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	229,250	$17.34
Shares granted	138,663	21.90
Shares vested	(83,690)	17.99
Shares forfeited	(777)	25.05
Outstanding at December 31, 2014	283,446	19.36
Shares granted	399,742	11.66
Shares vested	(116,167)	18.50
Shares forfeited	(13,976)	22.00
Outstanding at December 31, 2015	553,045	$13.91
Shares granted	920,444	4.93
Shares vested	(165,400)	14.30
Shares forfeited	(39,997)	11.80
Outstanding at December 31, 2016	1,268,092	$7.41

For the year ended December 31, 2016, the Company granted 920,444 shares of restricted stock, at a weighted-average grant date fair value of $4.93 per share amounting to approximately $4.5 million in total aggregate fair value. At December 31, 2016, approximately 1,268,092 shares remained unvested and there was approximately $5.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.38 years. The total fair value of restricted stock vested during the year ended December 31, 2016 was approximately $2.4 million.

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

Awards Granted to Non-Employees

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants.  The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost that has been charged against operations related to stock based awards granted to non-employee consultants was approximately $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such rights or (ii) the fair value of the shares on the date such rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the twelve months ended December 31, 2016, the Company recorded approximately $73,348 of compensation expense, related to participation in the 2015 ESPP.

12. Income Taxes

For the year ended December 31, 2016, the Company recognized $25,296 of income tax benefit as a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income. For the years ended December 31, 2015 and 2014, the Company did not recognize any income tax expense or benefit. For years shown, components of the Company’s income tax expense (benefit) were as follows:

	2016	2015	2014
Deferred:
Federal	$(16,917,231)	$(17,654,150)	$(14,047,679)
State and local	(3,063,684)	(3,735,379)	(2,520,711)
	(19,980,915)	(21,389,529)	(16,568,390)
Increase in valuation allowance	19,955,619	21,389,529	16,568,390
Total tax expense	$(25,296)	$—	$—

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(8.0)	(10.0)	(8.8)
Permanent items	7.0	7.9	7.3
R&D Credit	(17.2)	(21.3)	(22.0)
Change in valuation allowance	52.1	57.4	57.5
Effective income tax rate	(0.1)%	—%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2016	2015
Current deferred tax assets:
Accrued expenses	$1,478,437	$1,931,498
Valuation allowance	(1,478,437)	(1,931,498)
Total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Net operating loss carryforwards	$28,412,080	$19,904,809
Research and Development	43,219,883	32,815,488
Nonqualified stock compensation	5,295,029	3,772,720
	76,926,992	56,493,017
Valuation allowance	(76,926,992)	(56,493,017)
Total noncurrent deferred tax assets	$—	$—

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

Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2016, 2015 and 2014.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2016:

	Amount		Expiration
Federal net operating losses	$77,046,172	(A)	2023-2036
State net operating losses	$77,104,378	(A)	2023-2036
Research and development credits	$21,536,088		2023-2036

(A) Of which $14,385,449 will be a benefit to additional paid in capital upon realization as they relate to excess benefits from stock option exercises.

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

The Company did not have unrecognized tax benefits as of December 31, 2016 and does not expect this to change significantly over the next twelve months. As of December 31, 2016, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2008 through December 31, 2016 are still subject to examination by major tax jurisdictions.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $112.9 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2016, the Company has paid or accrued $4.7 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

Scott and White Memorial Hospital

In June 2006, the Company entered into a research and license agreement, as amended in December 2008, March 2010 and July 2011 (collectively the “S&W Agreement”), with Scott and White Memorial Hospital and Scott, Sherwood and Brindley Foundation, and its affiliate Scott and White Clinic (collectively “S&W”) for the rights to SL-401 and SL-501. SL-401 is a clinical stage targeted therapy directed to the interleukin-3 receptor, or IL-3R, and is being developed to treat patients with hematologic cancers. SL-501 is a next generation IL-3R-targeted therapy and is in preclinical development. The Company have made certain payments to Scott and White for such research services pursuant to the agreement, which through December 31, 2016, totals approximately $1.0 million in the aggregate. The Company is required to pay single-digit royalties on sales of these products, if any, and a percentage of upfront payments the Company may receive from a sublicensee. The S&W Agreement will expire in its entirety upon the later of (i) the 10th anniversary of the first commercial sale of a product, or (ii) the expiration of the last issued patent claiming or covering a product. The Company may terminate the S&W Agreement at its sole discretion at any time after a specified number of days following written notice and either party may terminate for a material breach of the agreement that is not cured within a specified number of days.

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming composition of a shortened variant of the IL-13Rα2 peptide (the “UP Agreement”) utilized by Stemline in its SL-701 composition. The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company is required to pay annual fees, milestone payments (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), and, upon regulatory approval, single-digit royalty payments on net sales, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. Through December 31, 2016, the Company have paid an aggregate of approximately $0.6 million in fees to the University under the agreement. The Company also must make certain payments to the University of up to approximately $4.2 million upon the achievement of specific regulatory and commercial milestone events. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming use of a shortened peptide of EphA2, which the Company may use for the diagnosis, treatment or prevention of diseases and tumors of the brain and which the Company is currently utilizing in its SL-701 composition. The Company paid UP an initial license fee and is required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a single-digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. Through December 31, 2016, the Company have paid an aggregate of approximately $55,000 in fees to the University under the agreement. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the applications for investigational new drugs, or INDs, relating to clinical trials with an earlier version of SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products. The Company paid UP an initial license fee and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue it may receive from any sublicensees. Through December 31, 2016, the Company have paid an aggregate of approximately $27,500 in fees to the University under the agreement. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

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

The Company is responsible to pay annual technical advisory fees over the next two years totaling 220 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, the Company must pay CanBas tiered royalties based on aggregate net sales, by the Company or its sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, the Company may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. The Company has sublicensing rights under this agreement, in which the Company would pay CanBas a standard percentage of the payments received by the Company from a sublicensee.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 and 2016, the Company entered into new work order agreements with this vendor totaling approximately $18.6 million, with services to be rendered on these agreements through 2016. The Company has received and paid for services relating to these agreements in the amount of $5.6 million.

The Company has agreements in place with CROs in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $6.8 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement was 36 months.

In February 2016, the Company entered into a new leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750 and a 42-month term. The term of this lease agreement commenced on July 1, 2016 and is set to expire on December 31, 2019. The aggregate minimum lease commitment over the 42 month term of the lease is approximately $2.7 million. The Company has provided the landlord with a security deposit equal to three months’ rent, totaling $209,250, recorded in other assets.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

2017	$837,000
2018	837,000
2019	837,000
Total minimum payments	$2,511,000

Rent expense charged to operations was $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

Contingencies

The Company is obligated to indemnify its officers and directors against all reasonable costs and expenses related to stockholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company’s directors and officer’s insurance policy. These indemnification obligations are in the regular course of business and in most cases do not include a limit on maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost.

14. Related Party

On June 15, 2012, the Company entered into an assignment agreement with Dr. Bergstein, the Company’s Chairman, President and Chief Executive Officer and owner of certain proprietary patent rights and related technology. Pursuant to the assignment agreement, as amended on November 7, 2012, effective immediately prior to the registration statement for the Company’s initial public offering being declared effective by the Securities and Exchange Commission, Dr. Bergstein agrees to assign, sell, transfer and convey to the Company all of his right, title and interest in and to these patent rights and related technology in exchange for $2.0 million in cash or a combination of cash and shares of Company common stock, payable only if, within five years of the date of transfer, the Company either (i) has a change in control, as defined in the assignment agreement, or (ii) achieves a market capitalization of at least $200 million for a prescribed period. Under the terms of the assignment agreement, as amended, 50% of such payment shall be paid in cash and the remaining 50% may be paid in shares of Company common stock, or a combination of cash and common stock, as determined by the Company. If the Company elects to settle payment in shares, the Company will value the shares at the date of issuance. None of the assigned patent rights and related technology has alternative future uses, nor have they reached a stage of technological feasibility. The Company accounted for this transaction as an asset acquisition as it achieved a market capitalization of $200 million for the prescribed period because it did not acquire any processes or activities in addition to the assigned rights and technology. The Company has paid the $2.0 million in cash and recorded the entire purchase price to acquire in-process research and development expense for the year ended December 31, 2013. The assignment agreement does not contain any vesting or rescission/refund provisions.

15. Other Income

The components of other income for the years ended December 31, 2016, 2015 and 2014 are as follows:

Other Income:	2016	2015	2014

Other	11,438	1,609	3,607
Total other income	$11,438	$1,609	$3,607

Other income includes short term and long term capital gains from the sale of the Company’s investment securities, net of any capital losses.

16. Subsequent Events

On January 20, 2017, the Company completed a follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received after underwriting fees and offering expenses were approximately $48.2 million.

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of Section 11 and 15 of the Securities Act of 1933 (the “1933 Act”) arising from the follow-on public offering.

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 and February 1, 2017 .

On February 8, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of 1933 Act arising from the follow-on public offering.

On February 10, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Operating Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 6, 2017 through February 1, 2017.

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of capillary leak syndrome (“CLS”), died on January 18, 2017.  Additionally, the complaint alleges that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

The Company intends to vigorously defend against these actions.  However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

17. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2016
Net loss attributable to common stockholders	$(9,048,544)	$(9,322,143)	$(9,923,222)	$(10,009,096)
Basic and diluted net loss per common share	$(0.51)	$(0.52)	$(0.56)	$(0.56)
2015
Net loss attributable to common stockholders	$(7,677,463)	$(10,153,716)	$(9,233,076)	$(10,179,606)
Basic and diluted net loss per common share	$(0.46)	$(0.58)	$(0.53)	$(0.58)

Index to Exhibits

Exhibit No.	Description
21.1	List of subsidiaries of Stemline Therapeutics, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2017	STEMLINE THERAPEUTICS, INC

	By:	/s/ Ivan Bergstein, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 16, 2017, and in the capacities indicated:

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