Form 10-Q
period 2017-03-31
STEMLINE THERAPEUTICS INC
filed 2017-05-10
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 25,115,467 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 10, 2017.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

This Quarterly Report on Form 10-Q contains trademarks and trade names of Stemline Therapeutics, Inc., including our name and logo. All other trademarks, service marks, or trade names referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our history of net operating losses and uncertainty regarding our ability to obtain capital and achieve profitability, our ability to develop and commercialize our product candidates, our ability to advance our development programs, enroll our trials, and achieve clinical endpoints, our ability to use or expand our technology to build a pipeline of product candidates, our ability to obtain and maintain regulatory approval of our product candidates and comply with ongoing regulatory requirements, our ability to successfully operate in a competitive industry and gain market acceptance by physician, provider, patient, and payor communities, our reliance on third parties, unstable economic or market conditions, and our ability to obtain and adequately protect intellectual property rights for our product candidates.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our clinical trials, including safety and efficacy of our product candidates, patient accrual, unexpected or expected safety events, and the usability of data generated from our trials;

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

•                  our ability to obtain and maintain approval of our product candidates for trial initiation and conduct;

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

Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q. You should also read carefully the factors described in the “Risk Factors” section of this Form 10-Q to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these risks and uncertainties, our actual results may differ materially from those reflected in the forward-looking statements in this Form 10-Q.

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	March 31, 2017 (Unaudited)	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$57,129,787	$10,316,064
Short-term investments	32,524,812	36,562,900
Prepaid expenses and other current assets	516,510	290,747
Total current assets	90,171,109	47,169,711
Furniture and fixtures, net	21,579	22,531
Long-term investments	16,140,705	20,714,551
Other assets	212,305	212,305
Total assets	$106,545,698	$68,119,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,535,261	$9,284,514
Current portion of deferred grant revenue	598,798	898,199
Other current liabilities	71,100	71,100
Total current liabilities	13,205,159	10,253,813
Other liabilities	124,425	142,200
Total liabilities	13,329,584	10,396,013
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock $0.0001 par value, 33,750,000 shares authorized at March 31, 2017 and December 31, 2016. 25,096,214 shares issued and outstanding at March 31, 2017 and 19,219,223 shares issued and outstanding at December 31, 2016	2,510	1,922
Additional paid-in capital	244,319,102	193,563,572
Accumulated other comprehensive loss	(92,192)	(99,802)
Accumulated deficit	(151,013,306)	(135,742,607)
Total stockholders’ equity	93,216,114	57,723,085
Total liabilities and stockholders’ equity	$106,545,698	$68,119,098

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Grant revenue	$299,401	$205,651
Operating expenses:
Research and development	9,620,324	6,532,730
General and administrative	5,367,775	2,866,122
Total operating expenses	14,988,099	9,398,852
Loss from operations	(14,688,698)	(9,193,201)
Interest income	122,688	144,657
Net loss	$(14,566,010)	$(9,048,544)

Net loss per common share:
Basic and Diluted	$(0.67)	$(0.51)
Weighted-average shares outstanding:
Basic and Diluted	21,810,559	17,716,012

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(14,566,010)	$(9,048,544)
Other comprehensive gain (loss):
Unrealized gain on investments	7,610	165,660
Other comprehensive gain (loss)	7,610	165,660
Comprehensive loss	$(14,558,400)	$(8,882,884)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Capital	Capital	Income (Loss)	(Deficit)	Equity (Deficit)
Balance, December 31, 2016	19,219,223	$1,922	$193,563,572	$(99,802)	$(135,742,607)	$57,723,085

Restricted stock grants	696,670	70	(70)	—	—	—
Stock-based compensation expense	—	—	1,759,633	—	—	1,759,633
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)	—	—	704,689	—	(704,689)	—
Employee Stock Purchase Plan compensation expense	—	—	17,923	—	—	17,923
Issuance of common stock in connection with the ESPP	5,321	—	31,659	—	—	31,659
Issuance of common stock in connection with follow-on public offering	5,175,000	518	48,241,696	—	—	48,242,214
Net loss	—	—	—	—	(14,566,010)	(14,566,010)
Other comprehensive income	—	—	—	7,610	—	7,610
Balance, March 31, 2017	25,096,214	$2,510	$244,319,102	$(92,192)	$(151,013,306)	$93,216,114

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(14,566,010)	$(9,048,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	952	39,124
Stock-based compensation expense	1,759,633	1,309,025
Employee Stock Purchase Plan compensation expense	17,923	21,309
Amortization of premium paid on marketable securities	33,097	33,011
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(225,763)	(834,794)
Other assets	—	(212,305)
Accounts payable and accrued expenses	3,250,747	(931,561)
Deferred grant revenue	(299,401)	(205,651)
Other liabilities	(17,775)	(31,241)
Net cash used in operating activities	(10,046,597)	(9,861,627)

Cash flows from investing activities
Purchase of furniture and fixtures	—	(2,608)
Purchase of marketable securities	(3,254,553)	(2,829,343)
Sale and maturities of marketable securities	11,841,000	3,912,000
Net cash provided by investing activities	8,586,447	1,080,049

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offering; net	48,242,214	—
Proceeds from issuance of common stock from ESPP	31,659	28,155
Net cash provided by financing activities	48,273,873	28,155
Net decrease in cash and cash equivalents	46,813,723	(8,753,423)
Cash and cash equivalents at beginning of period	10,316,064	13,376,196
Cash and cash equivalents at end of period	$57,129,787	$4,622,773

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

March 31, 2017

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing novel therapeutics for oncology indications of unmet medical need. The Company’s activities to date have primarily consisted of advancing its clinical stage programs, expanding and strengthening its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

Stemline Therapeutics, Inc. has incurred losses from operations since inception of $162.5 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates.  In particular, it has expended and will continue to expend substantial resources for the foreseeable future developing its clinical candidates, SL-401, SL-801, and SL-701 as well as its preclinical product candidates, drug discovery and acquisition efforts.  These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials and related manufacturing campaigns. The Company expects its general and administrative expenses to increase significantly as it begins its pre-commercial and commercial efforts. As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for SL-401, SL-801, or SL-701, or for one or more indications for which it is developing SL-401, SL-801, or SL-701, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize SL-401, SL-801, or SL-701, if the Company obtains marketing approval.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring adjustments) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). The Company believes that its existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to cover its cash flow requirements for at least the next two years.

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

Reclassifications

Certain reclassifications totaling $21,309 have been made to the Statement of Cash Flows for the period ended March 31, 2016 to conform to the employee stock purchase plan compensation expense presentation in the Statement of Cash Flows for the period ended March 31, 2017. These reclassifications to adjust stock-based compensation expense had no impact on previously reported cash used in operations in the Statement of Cash Flows.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2016 Form 10-K. There have been no changes to those policies.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amended income tax guidance.  This ASU simplifies the disclosure rules related to deferred taxes and requires that all deferred taxes be classified as non-current on the balance sheet.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company has adopted this ASU as of January 1, 2017, and the adoption did not have a material impact on the financial statements.

As of January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain of the amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption, the Company is beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of $0.7 million on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

3. Liquidity and Capital Resources

As of March 31, 2017, the Company has approximately $105.8 million in cash, cash equivalents, short and long-term investment securities. The Company primarily invests in highly liquid cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepaid third party vendor costs	$147,358	$208,196
Prepaid insurance	331,166	48,048
Other receivable	37,986	34,503
Total	$516,510	$290,747

5. Furniture and Fixtures

Furniture and fixtures consist of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Office furniture and fixtures	$486,586	$486,586
Less accumulated depreciation	(465,007)	(464,055)
Furniture and fixtures, net	$21,579	$22,531

Depreciation expense was $952 and $39,124 for the three-month periods ended March 31, 2017 and 2016, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Assets:
Fixed-income treasury portfolio	$32,931,778	$—	$—	$32,931,778
Certificate of Deposits	—	15,733,739	—	15,733,739
Cash and cash equivalents	57,129,787	—	—	57,129,787
Total assets at fair value	$90,061,565	$15,733,739	$—	$105,795,304

	December 31, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Fixed-income treasury portfolio	$37,385,869	$—	$—	$37,385,869
Certificate of Deposits	—	19,891,582	—	19,891,582
Cash and cash equivalents	10,316,064	—	—	10,316,064
Total assets at fair value	$47,701,933	$19,891,582	$—	$67,593,515

The following is a summary of cash equivalents and available-for-sale investments held by the Company at March 31, 2017 and December 31, 2016:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$41,927,516	$—	$—	$41,927,516
Cash equivalents:
Money market funds	15,202,271	—	—	15,202,271

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,971,076	—	(11,899)	5,959,177
Federal farm credit bank	4,365,353	10	(3,336)	4,362,027
Federal home loan bank	7,059,704	—	(6,351)	7,053,353
Freddie Mac	1,755,251	—	(1,838)	1,753,413

Certificate of Deposits	13,396,253	589	—	13,396,842

Total Short-term investments	32,547,637	599	(23,424)	32,524,812
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	4,005,312	—	(16,979)	3,988,333
Federal farm credit bank	—	—	—	—
Federal home loan bank	1,906,009	—	(1,102)	1,904,907
Freddie Mac	7,936,655	—	(26,087)	7,910,568

Certificate of Deposits	2,336,800	97	—	2,336,897

Total Long-term investments	16,184,776	97	(44,168)	16,140,705

Total	$105,862,200	$696	$(67,592)	$105,795,304

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$851,667	$—	$—	$851,667
Cash equivalents:
Money market funds	9,464,397	—	—	9,464,397

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,108,607	—	(1,366)	2,107,241
Federal farm credit bank	4,357,111	830	(2,666)	4,355,275
Federal home loan bank	7,816,214	1,284	(3,400)	7,814,098
Freddie Mac	7,467,276	223	(1,003)	7,466,496

Certificate of Deposits	14,818,468	1,322	—	14,819,790

Total Short-term investments	36,567,676	3,659	(8,435)	36,562,900
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,878,500	—	(29,885)	5,848,615
Federal farm credit bank	—	—	—	—
Federal home loan bank	1,900,546	—	(10,773)	1,889,773
Freddie Mac	7,933,745	—	(29,374)	7,904,371

Certificate of Deposits	5,071,490	302	—	5,071,792

Total Long-term investments	20,784,281	302	(70,032)	20,714,551

Total	$67,668,021	$3,961	$(78,467)	$67,593,515

At March 31, 2017 and December 31, 2016, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at March 31, 2017 and December 31, 2016.  The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2017.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Accrued research and development costs	$8,723,366	$6,792,947
Accrued compensation	585,413	1,975,037
Accrued legal	2,285,729	71,554
Other accrued liabilities	940,753	444,976
Total accounts payable and accrued expenses	$12,535,261	$9,284,514

8. Common Stock

On January 20, 2017, the Company completed a third follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from this follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million.

As of March 31, 2017 and December 31, 2016, the Company was authorized to issue 33,750,000 shares of common stock.

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

9. Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated balances for each component of other comprehensive gain (loss) are as follows:

	Three Months Ended March 31,
	2017	2016

Balance at beginning of period	$(99,802)	$(153,690)
Other comprehensive income (loss) before reclassification	7,610	165,660
Total other comprehensive income	7,610	165,660

Balance at end of period	$(92,192)	$11,970

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(14,566,010)	$(9,048,544)
Basic and diluted weighted-average common shares	21,810,559	17,716,012
Basic and diluted net loss per share	$(0.67)	$(0.51)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested and outstanding warrants are issued. For the three-month periods ended March 31, 2017 and 2016, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive were as follows:

	Three Months Ended March 31
	2017	2016
Restricted stock	1,719,763	1,230,414
Options outstanding	3,084,414	2,268,189
Warrants	99,529	99,529
Total	4,903,706	3,598,132

11. Grant Revenue

In October 2013, the Company entered into an award contract (“the Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities encourages and sponsors research relating to Leukemia, lymphoma, Hodgkin’s disease and myeloma to develop therapies to cure or mitigate these Disease’s. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for the above Diseases and their complications.  Pursuant to the Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities.  Through December 31, 2016, the Company has received $3.0 million based on milestones achieved.  The Company could receive the additional $0.5 million based on the completion of certain milestone events.  The Company has recognized approximately $0.3 million and $0.2 million of revenue related to the Leukemia and Lymphoma Society grant for the three-month period ended March 31, 2017 and 2016, respectively, which reflects revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The agreement terminates when there are no longer any payment obligations.

12. Income Taxes

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the three-month periods ended March 31, 2017 and 2016, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of March 31, 2017, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of March 31, 2017, there were 138,884 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $1.8 million and $1.3 million for the three-month periods ended March 31, 2017 and 2016, respectively. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and three-month periods ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Research and development	$697,636	$478,002
General and administrative	1,061,997	831,023
Total	$1,759,633	$1,309,025

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month periods ended March 31, 2017 and 2016, respectively are as follows:

	Three Months Ended March 31,
	2017	2016
Weighted-average volatility	N/A	74.94%
Weighted-average risk-free interest rate	N/A	1.84%
Weighted-average expected term in years	N/A	6.45
Dividend yield	N/A	0%

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three-month period ended March 31, 2017. As of March 31, 2017, there was approximately $7.1 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.8 years.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,090,752	$8.78
Options granted	—	—
Options exercised	—	—
Options forfeited	(6,338)	19.40
Outstanding at March 31, 2017	3,084,414	$8.76	7.10	$8,688,861
Options exercisable at March 31, 2017	1,690,123	$8.91	5.85	$5,614,316

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2017 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock

The Company grants restricted stock to its employees, directors, and non-employee consultants. Restricted stock is recorded as deferred compensation and charged against income on a straight-line basis over the vesting period, which ranges from immediate to four years in duration. If vesting of the award is based on a market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the market condition. Restricted stock awards to directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The following table summarizes the activity related to the Company’s restricted stock for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	1,268,092	$7.41
Shares granted	696,670	8.78
Shares vested	(244,999)	8.26
Shares forfeited	—	—
Outstanding at March 31, 2017	1,719,763	$7.84

For the three-month period ended March 31, 2017, the Company granted 696,670 shares of restricted stock, at a weighted-average grant date fair value of $8.78 per share amounting to approximately $6.1 million in total aggregate fair value. As of March 31, 2017, 1,719,763 shares remained unvested and there was approximately $11.8 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.45 years. The total fair value of restricted stock vested during the three-month periods ended March 31, 2017 and March 31, 2016 was approximately $2.0 million and $1.3 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $23,687 and $39,713 for the three-month periods ended March 31, 2017 and 2016, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $17,923 and $21,309 of compensation expense for the three months ended March 31, 2017 and March 31, 2016, respectively, related to participation in the 2015 ESPP.

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

Under the Company’s license agreements, upon achieving certain milestones largely consisting of late stage clinical trial events and marketing approval and sales, the Company could be required to pay up to a total of $112.9 million in future periods. From inception through March 31, 2017, the Company has paid or accrued $5.0 million in payments resulting from such agreements. Royalty payments, largely single digit, are payable on commercial sales of certain products.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2017, the Company entered into new work order agreements with this vendor totaling approximately $18.8 million, with services to be rendered on these agreements through 2017. The Company has received and paid for services relating to these agreements in the amount of $7.5 million.

The Company has agreements in place with CROs in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $6.0 million assuming the successful advancement of its programs.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2017	$627,750
2018	837,000
2019	837,000
Total minimum payments	$2,301,750

Rent expense charged to operations was $192,852 and $151,875 for the three-month periods ended March 31, 2017 and 2016, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

Contingencies

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of Section 11 and 15 of the Securities Act of 1933 (the “1933 Act”) arising from the Company’s January 2017 follow-on public offering.

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 and February 1, 2017.

On February 8, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of 1933 Act arising from the Company’s January 2017 follow-on public offering.

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

In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel.

On May 2, 2017, a shareholder derivative litigation was filed in New York Supreme Court in New York County against all of the Company’s directors and certain of its officers in litigation captioned Hancock v. Bergstein.  The Company is named only as a nominal defendant. The suit alleges that the officers and directors breached their fiduciary duties to the Company, unjustly enriched themselves, wasted corporate assets, abused their control, and grossly mismanaged the Company.  The claims are based on allegations that the defendants engaged in improper conduct by failing to disclose in connection with its follow-on public offering of stock on January 20, 2017, that a cancer patient in a Stemline clinical trial died on January 18, 2017.  It is alleged that the non-disclosure of that adverse event in the follow-on public offering has lead the Company to incur losses, including defense and investigation costs, and allowed the defendants to reap substantial financial rewards in the form of bonuses and other compensation.

The Company intends to vigorously defend against this action.  However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2016, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2016 Form 10-K to which the reader is directed for additional information.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing novel therapeutics for oncology indications of unmet medical need. We are currently developing three clinical stage product candidates: SL-401, SL-801, and SL-701.

SL-401

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123), present on a wide range of hematologic cancers. SL-401 is being advanced through a Phase 2 pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. Thirty-two BPDCN patients have been enrolled in Stages 1 and 2 of the trial. In January 2017, we announced an agreement with the U.S. Food and Drug Administration, or FDA, on a registration pathway for SL-401 in BPDCN. In March 2017, we announced that enrollment of the Stage 3 cohort was completed. Stage 3 enrolled 13 first-line BPDCN patients, and statistical analysis will be conducted on evaluable first-line patients (the patient population that will be included in Stage 3 as it will be presented to the FDA has not yet been determined). Depending on the data from the trial, we plan to use the results generated to support the potential filing of a Biologics License Application, BLA, for approval in BPDCN. To ensure ongoing patient access to SL-401, we are enrolling both first-line and relapsed/refractory BPDCN patients under the current protocol in a new cohort (Stage 4). We also plan to evaluate a lyophilized formulation of SL-401 in some patients enrolled in Stage 4.

SL-401 is also being assessed in additional indications including in Phase 1/2 trials of patients with myeloproliferative neoplasms, or MPNs, and patients with acute myeloid leukemia, or AML, in complete remission with minimal residual disease, or MRD, and in combination with other agents in patients with relapsed/refractory multiple myeloma. Updates relating to these trials are expected later this year, including decisions regarding next steps for SL-401 in one or more of these indications. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory and other considerations. Along these lines, we are in the process of focusing the MPN trial on chronic myelomonocytic leukemia, or CMML, and myelofibrosis.

We plan to provide an update on Stage 1 and 2 of the BPDCN trial in mid-2017 and release data from Stage 3 in the second half of 2017. If successful, a BLA filing could begin in the fourth quarter of 2017 or the first quarter of 2018.

SL-401 was granted Breakthrough Therapy Designation, or BTD, by the FDA for BPDCN in August 2016. The FDA awarded Orphan Drug status to SL-401 for the treatment of AML in February 2011 and for BPDCN in June 2013. The European Medicines Agency, or EMA, awarded Orphan Drug status to SL-401 for the treatment of AML in October 2015 and for BPDCN in November 2015.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a tumor-promoting nuclear transport protein. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to more reversibly bind XPO1 may offer the possibility to develop flexible dosing schedules that could enable recovery in normal tissues, mitigate side effects, improve the therapeutic index in humans, and enhance efficacy. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801. We have completed five dose levels, and are currently enrolling patients in the sixth dosing cohort.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer, and is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin. We advanced SL-701 into a corporate sponsored Phase 2 trial in adult patients with second-line GBM. In Stage 1 of this trial, SL-701 was administered as a single agent with the immunostimulants GM-CSF and Imiquimod. In Stage 2 of the trial, SL-701 was administered, with the immunostimulant poly-ICLC in combination with bevacizumab. Both stages of the trial have completed dosing and patients are being followed for survival. Depending on survival trends and other data, we will consider next steps for the program. These steps may include conducting larger studies, including randomized studies, further combination studies with novel agents, (e.g., checkpoint inhibitors), that could be conducted via partnerships; or cessation of the program. If additional studies are conducted, this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending upon the choice and availability of immunostimulants. SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma in January 2015.

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, build our intellectual property portfolio, execute our business plan, raise capital, and provide general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through March 31, 2017, we raised $213.9 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.

On January 20, 2017, we completed a follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million.

We have never been profitable and our net loss from operations for the three months ended March 31, 2017 and 2016 were $14.6  and $9.0 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 and February 1, 2017.

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

In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel.

On May 2, 2017, a shareholder derivative litigation was filed in New York Supreme Court in New York County against all of our directors and certain of our officers in litigation captioned Hancock v. Bergstein.  We are named only as a nominal defendant. The suit alleges that the officers and directors breached their fiduciary duties to the Company, unjustly enriched themselves, wasted corporate assets, abused their control, and grossly mismanaged the Company.  The claims are based on allegations that the defendants engaged in improper conduct by failing to disclose in connection with its follow-on public offering of stock on January 20, 2017, that a cancer patient in a Stemline clinical trial died on January 18, 2017.  It is alleged that the non-disclosure of that adverse event in the follow-on public offering has lead us to incur losses, including defense and investigation costs, and allowed the defendants to reap substantial financial rewards in the form of bonuses and other compensation.

We intend to vigorously defend against this action.  However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  We are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $3.0 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.3 million for the three-month period ended March 31, 2017, which reflects three months of revenue recognized on a straight line basis, based on the Company’s best estimates of work performed and qualifying cost incurred. In the future, we may generate revenue from product sales. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month periods ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
SL-401	$6,228,498	$3,273,909
SL-701	466,581	1,008,969
SL-801	588,844	465,629
Personnel expenses	2,102,974	1,633,587
Other expenses	233,427	150,636
Total	$9,620,324	$6,532,730

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  chemistry, manufacturing and controls, or CMC, related costs;

•                  nonclinical costs;

•                  regulatory costs including BLA-related expenses;

•                  employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, and consultant costs;

•                  costs associated with work contracted and conducted by third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, academic institutions and consultants; and

•                  license fees and milestone payments related to in-licensed products and technology.

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

We anticipate that our research and development expenses will trend higher in future periods as we continue to develop SL-401, SL-801, and SL-701, and continue to develop our other product candidates and our platform technology. We anticipate the majority of our research and development expense will be devoted to the development of SL-401, SL-801, and SL-701.

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

•                  the costs, timing and outcome of regulatory approvals;

•                  our ability to market and commercialize, either on our own or with strategic partners, and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•                  our ability to manufacture, at a reasonable expense, adequate supplies or our product candidates for use in planned and future clinical trials and/or commercial distribution in the event of a successful regulatory approval; and

•                  the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property.

A change in the outcome of any of these or similar variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

We anticipate that our general and administrative expenses will increase in future periods due to the planned build out of a commercial infrastructure to support a potential commercial product launch for SL-401 if an FDA or other health authority approval for marketing is obtained.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the three months ended March 31, 2017.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amended income tax guidance.  This ASU simplifies the disclosure rules related to deferred taxes and requires that all deferred taxes be classified as non-current on the balance sheet.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company has adopted this ASU as of January 1, 2017, and does not expect the adoption to have a material impact on the financial statements.

As of January 1, 2017, the we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain of the amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption on January 1, 2017, we are beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and have recorded a cumulative-effect adjustment to equity of $0.7 million on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Research and development expense.  Research and development expense was $9.6 million for the quarter ended March 31, 2017, compared with $6.5 million for the quarter ended March 31, 2016, representing an increase of $3.1 million. The higher costs are primarily driven by an increase of $2.3 million in manufacturing development expenses to support our upcoming potential BLA filing for SL-401. The manufacturing development costs include process characterization and process development work relating to the manufacture of drug substance and drug product for SL-401. Additionally, we incurred an increase in costs due to higher compensation expense as a result of increased headcount. Partially offsetting these higher expenses was a decrease in clinical trial costs for SL-701 resulting from the study attaining full patient enrollment during 2016.

General and administrative expense.  General and administrative expense was $5.4 million for the quarter ended March 31, 2017, compared with $2.9 million for the quarter ended March 31, 2016, representing an increase of $2.5 million. The increase in expense was primarily attributable to higher legal and audit fees of $1.9 million as a result of the shareholder class action lawsuits filed against us arising from our January 2017 follow-on public offering.  Additionally, the higher costs were driven by $0.5 million in commercial-

related pre-launch expenses in support of preparing for a potential product launch of SL-401 in BPDCN if marketing approval from the FDA is received.

Interest income.  Interest income was $122,688 for the quarter ended March 31, 2017, compared with $144,657 for the quarter ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, our cash, cash equivalents and short and long-term investments totaled $105.8 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 IPO and three subsequent follow-on public offerings. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception through March 31, 2017, we received net proceeds of $213.9 million primarily from the public sale of common stock from our 2013 IPO and three subsequent follow-on public offerings. On January 20, 2017, we completed a follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months Ended March 31,
	2017	2016
Net cash used in operating activities	$(10,046,597)	$(9,861,627)
Net cash provided by in investing activities	8,586,447	1,080,049
Net cash provided by financing activities	48,273,873	28,155
Net increase (decrease) in cash and cash equivalents	$46,813,723	$(8,753,423)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the three months ended March 31, 2017 and 2016 primarily resulted from research and development expenses as we ramped up our clinical activities relating to SL-401 and SL-801. Additional research and development costs also include CMC related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash provided by investing activities for the three months ended March 31, 2017 and 2016, respectively, reflects the net of purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the three months March 31, 2017 resulted primarily from the issuance of stock related to our follow-on public offering completed on January 20, 2017.  We sold 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million. The net cash provided by financing activities for the three months ended March 31, 2016 resulted primarily from the issuance of stock related to the 2015 Employee Stock Purchase Plan.

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

Tax Loss Carryforwards

As of March 31, 2017, we had net operating losses of $89.8 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $21.5 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At March 31, 2017, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $105.8 million as of March 31, 2017 and $67.6 million as of December 31, 2016, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2017 and December 31, 2016, all of our liabilities were denominated in our functional currency.

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

In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel.

On May 2, 2017, a shareholder derivative litigation was filed in New York Supreme Court in New York County against all of our directors and certain of our officers in litigation captioned Hancock v. Bergstein.  We are named only as a nominal defendant. The suit alleges that the officers and directors breached their fiduciary duties to the Company, unjustly enriched themselves, wasted corporate assets, abused their control, and grossly mismanaged the Company.  The claims are based on allegations that the defendants engaged in improper conduct by failing to disclose in connection with its follow-on public offering of stock on January 20, 2017, that a cancer patient in a Stemline clinical trial died on January 18, 2017.  It is alleged that the non-disclosure of that adverse event in the follow-on public offering has lead us to incur losses, including defense and investigation costs, and allowed the defendants to reap substantial financial rewards in the form of bonuses and other compensation.

We intend to vigorously defend against this action.  However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  We are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

We have not submitted a Biologics License Application, or BLA, or a new drug application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any BLA or NDA will be filed within a specified period of time, or that any BLA or NDA will allow us to obtain or maintain marketing approval.  We also cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for trial initiation or marketing. Further, the FDA or an independent review committee, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our revenues will be dependent, in part, upon the market acceptance of our products once approved as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We do not have the resources to conduct and oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, or CROs, or CMOs vendors and service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by the company may negatively impact on our product development programs, including but not limited to program delays or preventing approval of our product candidates. We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval is typically similar in other countries, to obtain separate regulatory review and approval in many other countries we must comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

•                  the FDA, or other regulatory authority, requiring alterations to any of our study designs, including extending a study or requiring new studies, overall strategy or manufacturing plans;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs, where such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns or adverse side effects or events, including severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we have observed severe adverse events, including deaths, from or relating to capillary leak syndrome, or CLS, with SL-401. The occurrence of these and other adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market, and sell any or all of our product candidates for one or more indications.

We intend to have ongoing interactions with the FDA over the course of 2017 and beyond regarding our product candiates, including our SL-401 Phase 2 pivotal trial in BPDCN. If the FDA reviews these data and determines additional data are needed to support a submission for regulatory approval in BPDCN, or that the data will not support a submission for regulatory approval in BPDCN, this could delay or halt our clinical trials or commercialization plans for SL-401 or our other product candidates, including requiring us to conduct additional clinical trials.

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

In any clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in many cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single clinical trial which may be open-label and single-group in nature. As a result, these trials may receive enhanced scrutiny from the FDA. For any such trial, if the FDA disagrees with our choice, or definition, of primary endpoint or the results for the primary endpoint are not robust or significant enough, including relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival, or OS, overall response rate, or

ORR, or rate of complete response, or CR, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial. The FDA may require the completion of additional clinical trials before or as a condition for approving our product candidates.

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

Reports of adverse events or other safety concerns involving SL-401, SL-801, or SL-701 could interrupt, delay or halt clinical trials of our clinical candidates, including the ongoing Phase 2 pivotal trial in BPDCN. For example, CLS is a known, sometimes fatal, and well-documented side effect of SL-401. Reports of additional CLS cases, or other adverse events or other safety concerns involving SL-401 or our other product candidates could result in clinical trial delays including regulatory authorities putting trials on clinical hold or denying or withdrawing approval for any or all indications. Further, there are no assurances that patients receiving SL-401 or our other product candidates with co-morbid diseases and/or indications not previously well-studied, will not experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving SL-401 or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, or could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early stage, including investigator-sponsored, clinical trials and late stage clinical trials of product candidates may not be predictive of the results of subsequent later stage, including corporate sponsored, clinical trials. Product candidates in later stage or larger clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trial results may not be successful for these or other reasons. For example, Stage 3 results from the Phase 2 pivotal trial of SL-401 in BPDCN may not corroborate the earlier Stage 1 and 2 results and/or may not be adequate for marketing approval for any of a number of reasons including clinical safety and efficacy results, including choice and definition of endpoints and regulatory hurdles for success, as well as outcomes resulting from additional data requests from the FDA including data requests around chemistry, manufacturing and controls, or CMC, clinical pharmacology, bioanalytical, immunogenicity, non-clinical, and others.

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of SL-401, SL-801, and SL-701 there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials, regulatory submissions, or commercial launch. We may also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. Failure to demonstrate comparability could also result in delays in regulatory submissions or commercial launch. We are also developing a new lyophilized formulation of SL-401, which may support broader commercial acceptance of the product due to improved ease of dose preparation and administration.  In the event it does not demonstrate adequacy or comparability with the current liquid/frozen formulation, regulatory approval and/or commercial utilization of SL-401 could be negatively impacted.

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

•                  In the initial stage of our SL-701 corporate-sponsored trial we used granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod as the immunostimulants. In the second stage of our SL-701 trial, we used poly-ICLC as the immunostimulant, which was the immunostimulant used, along with an earlier version of SL-701, in the previous investigator-sponsored study but is not currently commercially available. If the poly-ICLC regimen is found to be superior, it would require successful registration and commercialization of poly-ICLC in addition to SL-701 to support product launch, which would entail a more complicated regulatory and commercialization strategy than required for a single product launch.

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

Any of the aforementioned, or other, changes could make the timing, including initiation, patient accrual, or results of our clinical trials or other future clinical trials, less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay or suspend completion of our clinical trials, delay or prevent approval of our product candidates, and/or jeopardize our ability to obtain regulatory approval, commence product sales and generate revenues.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, including as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved or may commence competing clinical trialsfor the indications we are investigating. SL-

401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases) with small available study populations. SL-401 is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the incidences of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials. SL-801 is being assessed in a number of advanced solid tumors, some of which may be orphan indications.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical, CMC, clinical pharmacology, and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical, CMC, clinical pharmacology, bioanalytical, immunogenicity or clinical studies to generate data related to toxicity and other data required to support the submission of an IND or a BLA or an NDA to the FDA or comparable foreign authorities. An inadequancy in any of these areas, or a lack of personnel, financial resources or performance, including by third parties, could result in a delayed or unsuccessful regulatory filing. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Regulatory authorities may also approve a product candidate with a label that includes labeling claims which may be undesirable for the successful commercialization of that product candidate, including product contraindications, warnings or precautions, the need for inpatient versus outpatient administration, or limitations on administration schedule such as number of infusions or cycles. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates or obtain satisfactory reimbursement or coverage for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We believe that, for some cancers, SL-401 may target both tumor bulk and CSCs. However, it is conceivable that SL-401 and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial or durable clinical outcome. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer or any other disease or condition.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and regulatory interactions for our clinical stage drug candidates, SL-401, SL-801, and SL-701, another key element of our strategy is to identify and test additional compounds. A portion of the research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We have incurred net losses from operations from our inception through March 31, 2017 of approximately $162.5 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2017, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-801, and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates. We have expended and believe that we will continue to expend substantial resources for the development of SL-401, SL-801, and SL-701, and may expend additional resources on other product candidates and drug discovery and acquisition efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, obtaining regulatory approvals, commercializing any products approved for sale, and costs associated with operating as a public company.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our competitors may succeed in developing competing products before we do for the same indications we are pursuing, obtaining regulatory approval for products or gaining acceptance for the same markets that we are targeting. If we are not “first to market” with one of our product candidates, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and successfully market that product candidate as a second competitor. Even if we are “first to market” with one or more of our product candidates, a competitor could develop an alternative therapy for our approved indication(s) that demonstrates a superior efficacy and/or safety profile relative to our approved product(s).

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that target CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc. There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound. These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others. Additionally, there are a number of companies working to develop new treatments, which may compete with SL-401 and SL-801, including AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genmab, Genzyme Corporation (now a Sanofi company) Immunogen, Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., MustangBio, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., Xencor, among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of May 10, 2017, we had 30 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may also be engaged with employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As we seek to advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third-parties to provide these capabilities for us. As our operations expand, we expect that we will need to identify, commence and manage additional relationships with various strategic partners, qualified suppliers, manufacturers and other third-parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, or to accomplish them in a timely fashion, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We and are suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third-parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

In addition, we and our suppliers may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Commercialization of Our Product Candidates

If we are unable to establish or implement our own sales, marketing and distribution capabilities in a timely matter or enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing our product candidates.

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure. We will be opportunistic in seeking to either build our own commercial infrastructure to commercialize SL-401, SL-801, SL-701 and any future product candidates if and when they are approved, or enter into contract research, contract sales, or licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

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

•                  our inability to build and staff, or enter a partnership to support, a commercial distribution capability; and

•                  the addressable market for our product candidates may result in unsatisfactory revenue.

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our product candidates. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action.

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

•                  relative convenience and ease of administration, including access to drug administration equipment such as syringe pumps;

•                  the requirement for in-patient versus out-patient dosing;

•                  the prevalence and severity of adverse events and side effects, in an approved or other indication; and

•                  the effectiveness of our sales and marketing efforts.

If our approved drugs fail to achieve market acceptance, we would not be able to generate significant revenue. In addition, there are no guarantees that any approved product will be effective, or gain market acceptance, in additional indications.

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

We also expect to rely upon third-parties to produce drug substance and drug product required for the clinical trials and commercialization of our other product candidates, including SL-501, a targeted therapy directed to CD123 in preclinical development. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we use to manufacture and test our drugs. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for a clinical trial, including an ongoing clinical trial, due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Because of our reliance on contract manufacturers, we may choose to maintain a higher inventory of drug product and/or drug substance for any of our product candidates or approved products than would be necessary if we had direct control of the manufacturing assets.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. For each of our product candidates we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers could receive inspection findings from regulatory authorities that require investigation and remediation and could result in business interruptions affecting the production of our product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturer shortages or supply shortages of their vendors.  We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA approval of any new manufacturer would also be required. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent for SL-401 due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using SL-401 to treat AML, BPDCN, and myelodysplastic syndrome, or MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 would enable a competitor to market SL-401 for such unpatented indication(s), which could lead to price erosion for sales of SL-401 for our patented indications through off-label use. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we do not have any foreign composition of matter patent protection. We do not expect that we will be able to obtain such protection outside the U.S. in the future although we do have foreign pending patent applications, including an issued patent in Australia, that seek to cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we do not have any composition of matter patent protection although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we do not have any composition of matter patent protection. With respect to SL-801, we licensed issued patent in the U.S. and abroad directed to composition of matter for the SL-801 compound. While we have patent applications pending in the United States and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen®. Although we have various patent applications pending in the United States and abroad that we anticipate may result in additional protection for SL-401, SL-801, SL-701 and StemScreen®, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide additional meaningful protection for these assets. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 30.8% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

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

Date: May 10, 2017	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.