Form 10-Q
period 2017-06-30
STEMLINE THERAPEUTICS INC
filed 2017-08-08
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 25,280,024 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 8, 2017.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

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

•                  our ability to successfully file and obtain timely marketing approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory agency for one or more Biologics License Applications, or BLA, or New Drug Applications, or NDA;

•                  our ability to obtain and maintain marketing approval from regulatory agencies for our products in the U.S. and foreign countries;

•                  our ability to adhere to ongoing compliance requirements of all health authorities, in the U.S. and foreign countries;

•                  our ability to obtain and maintain adequate reimbursement for our products;

•                  our ability to obtain the desired labeling of our products under any regulatory approval they might receive;

•                  our plans to develop and commercialize our products;

•                  the successful development and implementation of sales and marketing campaigns;

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

•                  the success and timing of our preclinical studies, including those intended to support an Investigational New Drug, or IND, application;

•                  the ability of our product candidates to successfully perform and advance in clinical trials;

•                  our ability to obtain and maintain approval for use of our product candidates for initiation and conduct of clinical trials;

ii

•                  our ability to manufacture and supply our products, gain access to products we plan to use in combination studies and the performance of and reliance on third-party manufacturers and suppliers;

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

iii

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	June 30, 2017 (Unaudited)	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$8,549,890	$10,316,064
Short-term investments	55,536,100	36,562,900
Prepaid expenses and other current assets	471,880	290,747
Total current assets	64,557,870	47,169,711
Furniture and fixtures, net	45,773	22,531
Long-term investments	29,157,603	20,714,551
Other assets	212,305	212,305
Total assets	$93,973,551	$68,119,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,523,018	$9,284,514
Current portion of deferred grant revenue	299,397	898,199
Other current liabilities	71,100	71,100
Total current liabilities	13,893,515	10,253,813
Other liabilities	106,650	142,200
Total liabilities	14,000,165	10,396,013
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock $0.0001 par value, 53,750,000 shares authorized at June 30, 2017 and 33,750,000 shares authorized at December 31, 2016. 25,180,024 shares issued and outstanding at June 30, 2017 and 19,219,223 shares issued and outstanding at December 31, 2016	2,518	1,922
Additional paid-in capital	246,562,007	193,563,572
Accumulated other comprehensive loss	(120,897)	(99,802)
Accumulated deficit	(166,470,242)	(135,742,607)
Total stockholders’ equity	79,973,386	57,723,085
Total liabilities and stockholders’ equity	$93,973,551	$68,119,098

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Grant revenue	$299,401	$236,901	$598,802	$442,552

Operating expenses:
Research and development	11,479,030	6,875,970	21,099,354	13,408,700
General and administrative	4,480,630	2,860,639	9,848,406	5,726,761

Total operating expenses	15,959,660	9,736,609	30,947,760	19,135,461

Loss from operations	(15,660,259)	(9,499,708)	(30,348,958)	(18,692,909)
Other income	—	10,359	—	10,359
Interest income	203,323	140,450	326,012	285,107
Net loss before income taxes	(15,456,936)	(9,348,899)	(30,022,946)	(18,397,443)

Income tax benefit	—	26,756	—	26,756

Net loss	$(15,456,936)	$(9,322,143)	$(30,022,946)	$(18,370,687)

Net loss per common share:

Basic and Diluted	$(0.66)	$(0.52)	$(1.33)	$(1.03)

Weighted-average shares outstanding:

Basic and Diluted	23,412,409	17,785,406	22,615,909	17,750,709

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(15,456,936)	$(9,322,143)	$(30,022,946)	$(18,370,687)

Other comprehensive (loss) gain:

Unrealized (loss) gain on investments, net of tax	(28,705)	(36,770)	(21,095)	128,890
Reclassification adjustment for gain on investments included in net loss	—	(10,359)	—	(10,359)

Other comprehensive (loss) gain	(28,705)	(47,129)	(21,095)	118,531
Comprehensive loss	$(15,485,641)	$(9,369,272)	$(30,044,041)	$(18,252,156)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Loss	Deficit	Equity (Deficit)

Balance, December 31, 2016	19,219,223	$1,922	$193,563,572	$(99,802)	$(135,742,607)	$57,723,085

Restricted stock grants	798,125	80	(80)	—	—	—
Forfeiture of restricted stock grants	(27,462)	(3)	3
Stock-based compensation expense	—	—	3,929,092	—	—	3,929,092
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)	—	—	704,689	—	(704,689)	—
Employee Stock Purchase Plan compensation expense	—	—	25,406	—	—	25,406
Issuance of common stock in connection with the ESPP	15,138	1	97,629	—	—	97,630
Issuance of common stock in connection with follow-on public offering	5,175,000	518	48,241,696	—	—	48,242,214
Net loss	—	—	—	—	(30,022,946)	(30,022,946)
Other comprehensive loss	—	—	—	(21,095)	—	(21,095)
Balance, June 30, 2017	25,180,024	$2,518	$246,562,007	$(120,897)	$(166,470,242)	$79,973,386

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities

Net loss	$(30,022,946)	$(18,370,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,905	78,355
Stock-based compensation expense	3,929,092	2,948,935
Employee Stock Purchase Plan compensation expense	25,406	29,225
Amortization of premium paid on marketable securities	81,092	112,523
Net gain on sale of marketable securities	—	(10,359)
Income tax benefit from other comprehensive income	—	(26,756)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(181,133)	(84,621)
Other assets	—	(212,305)
Accounts payable and accrued expenses	4,238,504	(926,363)
Deferred grant revenue	(598,802)	57,448
Other liabilities	(35,550)	8,359
Net cash used in operating activities	(22,562,432)	(16,396,246)

Cash flows from investing activities
Purchase of furniture and fixtures	(25,146)	(7,128)
Purchase of marketable securities	(53,878,439)	(14,124,070)
Sale and maturities of marketable securities	26,360,000	29,815,748
Net cash (used in) provided by investing activities	(27,543,585)	15,684,550

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offering, net	48,242,214	—
Proceeds from issuance of common stock from ESPP	97,629	49,613
Proceeds from exercise of stock options	—	55,071
Net cash provided by financing activities	48,339,843	104,684
Net decrease in cash and cash equivalents	(1,766,174)	(607,012)
Cash and cash equivalents at beginning of period	10,316,064	13,376,196
Cash and cash equivalents at end of period	$8,549,890	$12,769,184

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

June 30, 2017

1. Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. The Company’s activities to date have primarily consisted of advancing its clinical stage programs, expanding and strengthening its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

Stemline Therapeutics, Inc. has incurred losses from operations since inception of $177.9 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates. The Company has expended, and will continue to expend, substantial resources for the foreseeable future developing and potentially commercializing its product pipeline, as well as acquiring additional assets. These expenditures include costs associated with general and administrative functions, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments, clinical trials, obtaining regulatory approvals, preparing to commercialize, and commercializing any products approved for marketing. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials and related manufacturing campaigns. The Company expects its general and administrative expenses to increase significantly as it begins its pre-commercial and commercial efforts. As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for its product candidates for one or more indications, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize its products, if the Company obtains marketing approval.

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

Reclassifications

Certain reclassifications totaling $29,225 have been made to the Statement of Cash Flows for the period ended June 30, 2016 to conform to the employee stock purchase plan compensation expense presentation in the Statement of Cash Flows for the period ended June 30, 2017. These reclassifications to adjust stock-based compensation expense had no impact on previously reported cash used in operations in the Statement of Cash Flows.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2016 Form 10-K. There have been no changes to those policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is required to be applied either retrospectively to each prior reporting period presented (“full retrospective approach”) or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective approach”). The new standard is effective for reporting periods beginning after December 15, 2017. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company will adopt this amendment on January 1, 2018, and it has not yet selected a transition method.

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

3. Liquidity and Capital Resources

As of June 30, 2017, the Company has approximately $93.2 million in cash, cash equivalents, short and long-term investment securities. The Company primarily invests in highly liquid cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Prepaid third party vendor costs	$203,040	$208,196
Prepaid insurance	231,815	48,048
Other receivable	37,025	34,503
Total	$471,880	$290,747

5. Furniture and Fixtures

Furniture and fixtures consist of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Office furniture and fixtures	$511,731	$486,586
Less accumulated depreciation	(465,958)	(464,055)
Furniture and fixtures, net	$45,773	$22,531

Depreciation expense was $1,905 and $78,355 for the six-month periods ended June 30, 2017 and 2016, respectively. Depreciation expense was $953 and $39,231 for the three-month periods ended June 30, 2017 and 2016, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2017
Assets:
Fixed-income treasury portfolio	$60,059,311	$—	$—	$60,059,311
Certificate of Deposits	—	24,634,392	—	24,634,392
Cash and cash equivalents	8,549,890	—	—	8,549,890
Total assets at fair value	$68,609,201	$24,634,392	$—	$93,243,593

	December 31, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Fixed-income treasury portfolio	$37,385,869	$—	$—	$37,385,869
Certificate of Deposits	—	19,891,582	—	19,891,582
Cash and cash equivalents	10,316,064	—	—	10,316,064
Total assets at fair value	$47,701,933	$19,891,582	$—	$67,593,515

The following is a summary of cash equivalents and available-for-sale investments held by the Company at June 30, 2017 and December 31, 2016:

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$5,945,659	$—	$—	$5,945,659
Cash equivalents:
Money market funds	1,098,176	—	—	1,098,176
U.S. Treasury Securities	1,506,143	—	(88)	1,506,055
Total cash equivalents	2,604,319	—	(88)	2,604,231

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	12,223,966	—	(17,024)	12,206,942
Federal farm credit bank	4,150,602	—	(4,380)	4,146,222
Federal home loan bank	7,868,510	—	(8,297)	7,860,213
Freddie Mac	5,349,747	—	(6,036)	5,343,711
U.S. Treasury Securities	9,556,038	—	(7,258)	9,548,780
Others	1,035,764	—	(1,164)	1,034,600

Certificate of Deposits	15,395,328	304	—	15,395,632

Total short-term investments	55,579,955	304	(44,159)	55,536,100
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,511,898	—	(18,702)	5,493,196
Federal farm credit bank	750,544	—	(382)	750,162
Federal home loan bank	2,261,586	—	(3,883)	2,257,703
Freddie Mac	7,667,431	—	(19,809)	7,647,622
U.S. Treasury Securities	3,779,042	—	(8,882)	3,770,160

Certificate of Deposits	9,238,760	—	—	9,238,760

Total long-term investments	29,209,261	—	(51,658)	29,157,603

Total	$93,339,194	$304	$(95,905)	$93,243,593

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$851,667	$—	$—	$851,667
Cash equivalents:
Money market funds	9,464,397	—	—	9,464,397

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,108,607	—	(1,366)	2,107,241
Federal farm credit bank	4,357,111	830	(2,666)	4,355,275
Federal home loan bank	7,816,214	1,284	(3,400)	7,814,098
Freddie Mac	7,467,276	223	(1,003)	7,466,496

Certificate of Deposits	14,818,468	1,322	—	14,819,790

Total short-term investments	36,567,676	3,659	(8,435)	36,562,900
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,878,500	—	(29,885)	5,848,615
Federal home loan bank	1,900,546	—	(10,773)	1,889,773
Freddie Mac	7,933,745	—	(29,374)	7,904,371

Certificate of Deposits	5,071,490	302	—	5,071,792

Total long-term investments	20,784,281	302	(70,032)	20,714,551

Total	$67,668,021	$3,961	$(78,467)	$67,593,515

*The gross unrealized gains and losses captured in this footnote is before tax.

At June 30, 2017 and December 31, 2016, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at June 30, 2017 and December 31, 2016.  The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2017.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Accrued research and development costs	$10,654,016	$6,792,947
Accrued compensation	1,100,088	1,975,037
Accrued legal	720,879	71,554
Other accrued liabilities	1,048,035	444,976
Total accounts payable and accrued expenses	$13,523,018	$9,284,514

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

As of June 30, 2017 and December 31, 2016, the Company was authorized to issue 53,750,000 and 33,750,000 shares of common stock, respectively.

Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of shares from the exercise of stock options.

In January 2013, the Company issued warrants to purchase up to 99,529 shares of the Company’s common stock. The warrants became exercisable during January 2014. The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00. The term of the warrants is five years and they expire on January 28, 2018.

9. Accumulated Other Comprehensive (Loss) Gain

The changes in accumulated balances for each component of other comprehensive (loss) gain are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Balance at beginning of period	$(92,192)	$11,970	$(99,802)	$(153,690)
Other comprehensive (loss) income before reclassification	(28,705)	24,292	(21,095)	189,952
Amounts reclassified from accumulated other comprehensive income (loss)*	—	(10,359)	—	(10,359)
Income tax provision	—	(61,062)	—	(61,062)
Total other comprehensive (loss) income	(28,705)	(47,129)	(21,095)	118,531

Balance at end of period	$(120,897)	$(35,159)	$(120,897)	$(35,159)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(15,456,936)	$(9,322,143)	$(30,022,946)	$(18,370,687)
Basic and diluted weighted-average common shares	23,412,409	17,785,406	22,615,909	17,750,709
Basic and diluted net loss per share	$(0.66)	$(0.52)	$(1.33)	$(1.03)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the six-month periods ended June 30, 2017 and 2016, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Six Months Ended June 30
	2017	2016
Restricted stock	1,724,842	1,259,272
Options outstanding	3,193,385	3,056,641
Warrants	99,529	99,529
Total	5,017,756	4,415,442

11. Grant Revenue

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these disease’s. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s pre-clinical and clinical product development activities. Through December 31, 2016, the Company has received $3.0 million based on milestones achieved. The Company could receive the additional $0.5 million based on the completion of certain milestone events. The Company has recognized approximately $0.6 million and $0.4 million of revenue related to the LLS grant for the six-month periods ended June 30, 2017 and 2016, respectively, which reflects revenue recognized on a straight-line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The TAP Agreement terminates when there are no longer any payment obligations for either LLS or Stemline.

12. Income Taxes

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the six-month periods ended June 30, 2017, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of June 30, 2017, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

13.  Stock-Based Compensation

The Company’s 2016 Stock Equity Incentive Plan (the “2016 Plan”) was adopted by the board of directors and approved by the stockholders in May 2016.  The 2016 Plan authorizes the Company to grant up to 1,812,932 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company. During June 2017, an amendment was approved by the stockholders to increase the authorized shares under the 2016 plan by 1,200,000 shares. Under the provisions of the 2016 Plan, no option will have a term in excess of 10 years.

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

As of June 30, 2017, there were 1,155,920 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $3.9 million and $2.9 million for the six-month periods ended June 30, 2017 and 2016, respectively. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and six-month periods ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$929,665	$689,185	$1,627,302	$1,167,186
General and administrative	1,239,794	950,726	2,301,790	1,781,749
Total	$2,169,459	$1,639,911	$3,929,092	$2,948,935

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and six-month periods ended June 30, 2017 and 2016, respectively are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average volatility	75.81%	73.18%	75.81%	73.49%
Weighted-average risk-free interest rate	1.91%	1.53%	1.91%	1.60%
Weighted-average expected term in years	6.05	6.00	6.05	6.09
Dividend yield	0%	0%	0%	0%

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

The Company did not issue any shares of common stock upon the exercise of stock options for the six-month period ended June 30, 2017. For the six-month period ended June 30, 2016, the Company issued 16,688 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $55,071. As of June 30, 2017, there was approximately $6.7 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.79 years.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,090,752	$8.78
Options granted	116,000	8.18
Options exercised	—	—
Options forfeited	(13,367)	15.68
Outstanding at June 30, 2017	3,193,385	$8.73	6.74	$10,063,328
Options exercisable at June 30, 2017	1,814,045	$9.06	5.54	$6,409,788

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2017 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The following table summarizes the activity related to the Company’s restricted stock for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	1,268,092	$7.41
Shares granted	798,125	8.71
Shares vested	(313,913)	9.01
Shares forfeited	(27,462)	6.95
Outstanding at June 30, 2017	1,724,842	$7.73

For the six-month period ended June 30, 2017, the Company granted 798,125 shares of restricted stock, at a weighted-average grant date fair value of $8.71 per share amounting to approximately $7.0 million in total aggregate fair value. As of June 30, 2017, 1,724,842 shares remained unvested and there was approximately $11.3 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years. The total fair value of restricted stock vested during the six-month periods ended June 30, 2017 and 2016 was approximately $2.8 million and $1.9 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.2 million and $0.1 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $25,406 and $29,225 of compensation expense for the six months ended June 30, 2017 and 2016, respectively, related to participation in the 2015 ESPP.

14. Commitments and Contingencies

The Company has entered into research and development agreements with third-parties for the development of oncology products and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes development-based milestone payments, and royalty and sales-based milestone payments based on net sales should the products be approved for marketing. The timing and the amount of milestone and royalty payments in the future are not certain.

The Company has also entered into license agreements, including ones with licenses to certain intellectual property rights, in the field of oncology and other indications. The Company is generally required to make upfront payments as well as other payments upon successful completion of preclinical, clinical, regulatory or sales milestones, should such milestones occur. In addition, these agreements generally would require the Company to pay royalties on sales of the products arising from these agreements. These agreements generally permit the Company to terminate the agreement with no significant continuing obligation.

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $112.9 million in future periods.  As of June 30, 2017, the Company has paid or accrued $5.3 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

The Company has committed to make potential future milestone and royalty payments to third-parties as part of its research and development and licensing agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither guaranteed nor reasonably estimable, the Company has not recorded a liability on its balance sheet for any such contingencies.

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2017, the Company entered into new work order agreements with this vendor totaling approximately $20.1 million, with services to be rendered on these agreements through 2017. The Company has received and paid for services relating to these agreements in the amount of $7.8 million.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $7.4 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement was 36 months.

In February 2016, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750 and a 42-month term. The term of this lease agreement commenced on July 1, 2016 and is set to expire on December 31, 2019. The aggregate minimum lease commitment over the 42-month term of the lease is approximately $2.7 million. The Company has provided the landlord with a security deposit equal to three months rent, totaling $209,250.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2017	$418,500
2018	837,000
2019	837,000
Total minimum payments	$2,092,500

Rent expense charged to operations was $405,350 and $343,350 for the six-month periods ended June 30, 2017 and 2016, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel. On June 26, 2017, Lead Plaintiffs filed an amended complaint in the consolidated action, naming as defendants, the Company, its directors, certain of its officers, and Jefferies LLC, and alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 20, 2017 through February 1, 2017, as well as violations of the 1933 Act arising from the Company’s January 2017 follow-on public offering.

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

The Company intends to vigorously defend against these actions. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. We are currently developing three clinical stage product candidates: SL-401, SL-801, and SL-701.

SL-401

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123), present on a wide range of hematologic cancers. SL-401 is being advanced through a pivotal Phase 2 trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. SL-401 is also being assessed in additional indications including in Phase 1/2 trials of patients with myeloproliferative neoplasms, or MPNs, focused on chronic myelomonocytic leukemia, or CMML, and myelofibrosis; acute myeloid leukemia, or AML, in complete remission with minimal residual disease, or MRD; and in combination with other agents in relapsed/refractory multiple myeloma. Factors that may impact next steps for SL-401 in these additional indications include enrollment trends, safety and efficacy results, regulatory and other considerations.

SL-401 was granted Breakthrough Therapy Designation, or BTD, by the U.S. Food and Drug Administration, or FDA, for BPDCN in August 2016. The FDA awarded Orphan Drug status to SL-401 for the treatment of AML in February 2011 and for BPDCN in June 2013. The European Medicines Agency, or EMA, awarded Orphan Drug status to SL-401 for the treatment of AML in October 2015 and for BPDCN in November 2015.

The pivotal Phase 2 trial of SL-401 in BPDCN is an open label, non-randomized, single arm, clinical trial. Thirty-two BPDCN patients, including 19 first-line and 13 relapsed/refractory patients, were enrolled into Stages 1 and 2 of the trial. In January 2017, we announced an agreement with the FDA on a registration pathway that included enrollment of first-line BPDCN patients into an additional cohort (Stage 3). Stage 3 was designed with input from the FDA and has a pre-specified analysis plan to support potential approval. Enrollment into Stages 1-3 has been completed (n=45 BPDCN patients: Stages 1 and 2, n=32; Stage 3, n=13). To ensure ongoing patient access to SL-401, we are currently enrolling both first-line and relapsed/refractory BPDCN patients under the current protocol in a Stage 4 cohort, in which we are also evaluating a lyophilized formulation of SL-401.

In June 2017, our academic investigators presented an update on the SL-401 Phase 2 trial in BPDCN at the 22nd Congress of the European Hematology Association, or EHA, in Madrid, Spain for Stages 1 and 2. In Stage 1 and Stage 2, there was an 84% (27/32) overall response rate, or ORR, with a 59% (19/32) rate of complete response, or CR, in BPDCN patients, based on investigator assessment. CR includes CR with incomplete blood count recovery, or CRi (n=2), and absence of gross disease in non-skin organs with gross reduction in cutaneous lesions and residual microscopic skin disease, or CRc (n=5). Eight BPDCN patients who achieved remission on SL-401 (for ~2.5 to ~6 months duration) were subsequently bridged to stem cell transplant, including one relapsed/refractory patient. The median overall survival, or OS, had not been reached in first-line BPDCN patients who received SL-401 at the 12 µg/kg/day dose (n=16). The most common treatment-related adverse events, or TRAEs, with SL-401 across BPDCN and additional indications (acute myeloid leukemia (AML), myeloproliferative neoplasms (MPN), and multiple myeloma) (n=134 patients) were hypoalbuminemia (43%), transaminitis (43%), and thrombocytopenia (26%), by investigator assessment. Capillary leak syndrome, or CLS, a well-documented side effect, occurred in 18% (24/134) of patients, of which 2.2% (3/134) of cases were grade 5, as previously reported.

In the second half of 2017, we plan to announce results from the pivotal Phase 2 trial of SL-401 in BPDCN, including data from the Stage 3 cohort. If, in our view, the results of this trial could support pursuing marketing approval, which it may not, we plan to include such results as part of a Biologics License Application, or BLA, that seeks U.S. marketing approval, and we anticipate such a filing could begin in the fourth quarter of 2017 or first quarter of 2018.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a tumor-promoting nuclear transport protein. SL-801 has demonstrated potent preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and help optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801. We have completed five dose levels, and are currently enrolling patients in the sixth dosing cohort. We plan to provide an update on this Phase 1 trial at a medical conference later this year.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer, and is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin. We conducted a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma, or GBM. In Stage 1 of this trial, SL-701 was administered as a single agent, with the immunostimulants GM-CSF and Imiquimod. In Stage 2 of the trial, SL-701 was administered in combination with bevacizumab, with the immunostimulant poly-ICLC. Both stages of the trial have completed enrollment and dosing and patients are being followed for survival. Survival trends and other data will be considered when deciding next steps for the program. These steps may include conducting larger studies, including randomized studies, further combination studies with novel agents, (e.g., checkpoint inhibitors), that could be conducted alone or via partnerships; or cessation of the program. If additional studies are conducted, this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending upon the choice and availability of immunostimulants. SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma in January 2015.

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, build our intellectual property portfolio, execute our business plan, raise capital, and provide general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through June 30, 2017, we raised $213.9 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.

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

We have never been profitable and our net loss from operations for the six months ended June 30, 2017 and 2016 were $30.0 and $18.4 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Litigation

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of Section 11 and 15 of the Securities Act of 1933, or the 1933 Act, arising from our January 2017 follow-on public offering.

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

In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel. On June 26, 2017, Lead Plaintiffs filed an amended complaint in the consolidated action, naming as defendants, the Company, its directors, certain of its officers, and Jefferies LLC, and alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 20, 2017 through February 1, 2017, as well as violations of the 1933 Act arising from our January 2017 follow-on public offering.

On May 2, 2017, a shareholder derivative litigation was filed in New York Supreme Court in New York County against all of our directors and certain of our officers in litigation captioned Hancock v. Bergstein.  We are named only as a nominal defendant. The suit alleges that the officers and directors breached their fiduciary duties to the Company, unjustly enriched themselves, wasted corporate assets, abused their control, and grossly mismanaged the Company.  The claims are based on allegations that the defendants engaged in improper conduct by failing to disclose in connection with its follow-on public offering of stock on January 20, 2017, that a cancer patient in a Stemline clinical trial died on January 18, 2017.  It is alleged that the non-disclosure of that adverse event in the follow-on public offering has led us to incur losses, including defense and investigation costs, and allowed the defendants to reap substantial financial rewards in the form of bonuses and other compensation.

We intend to vigorously defend against these actions. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. We are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $3.0 million research funding received from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.6 million for the six-month period ended June 30, 2017, which reflects six months of revenue recognized on a straight-line basis, based on the Company’s best estimates of work performed and qualifying cost incurred. In the future, we may generate revenue from product sales. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SL-401	7,632,693	3,201,504	13,861,191	6,475,414
SL-801	585,564	666,998	1,174,408	1,132,627
SL-701	350,864	971,396	817,445	1,980,365
Personnel expenses	2,419,199	1,833,132	4,522,173	3,466,718
Other expenses	490,710	202,940	724,137	353,576
Total	11,479,030	6,875,970	21,099,354	13,408,700

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

The successful development of our product candidates is highly uncertain. As of this time, other than as discussed above, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our product candidates or the period, if any, in which material net cash inflows from our product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•                  the scope, enrollment, rate of progress and costs of our planned, as well as any additional, clinical trials and other research and development activities;

•                  timing and results of ongoing and future clinical trials;

•                  the potential benefits of our product candidates over other therapies;

•                  the costs, timing and outcome of regulatory submissions and approvals;

•                  our ability to market and commercialize, either on our own or with strategic partners, and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•                  our ability to manufacture, at a reasonable expense, adequate supplies or our product candidates for use in planned and future clinical trials and/or commercial distribution in the event of a successful regulatory approval; and

•                  the costs of preparing, filing, prosecuting, defending and enforcing patents and other intellectual property.

A change in the outcome of any of these or similar variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate, we could be required to expend significant additional financial resources and time on the completion of clinical development. A similar result could occur if we experience significant delays in the progress of, including enrollment in, any clinical trials.

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

We anticipate that our general and administrative expenses will increase in future periods due to the build out of a commercial and regulatory compliance infrastructure to support a potential commercial product launch of SL-401 if an FDA or other health authority approval for marketing is obtained.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the six months ended June 30, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (ASC 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is required to be applied either retrospectively to each prior reporting period presented (“full retrospective approach”) or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective approach”). The new standard is effective for reporting periods beginning after December 15, 2017. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We will adopt this amendment on January 1, 2018, and it has not yet selected a transition method.

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

As of January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption on January 1, 2017, we are beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and have recorded a cumulative-effect adjustment to equity of $0.7 million on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

Research and development expense.  Research and development expense was $11.5 million for the quarter ended June 30, 2017, compared with $6.9 million for the quarter ended June 30, 2016, representing an increase of $4.6 million. The higher costs are primarily driven by an increase of $2.1 million in manufacturing expenses, including for process characterization and development, to support our upcoming potential BLA filing for SL-401. We also incurred $1.2 million in higher costs for regulatory support of our potential BLA filing for SL-401. Additionally, we incurred higher compensation expense as a result of increased headcount.

General and administrative expense.  General and administrative expense was $4.5 million for the quarter ended June 30, 2017, compared with $2.9 million for the quarter ended June 30, 2016, representing an increase of $1.6 million. The increase in expense was primarily attributable to $0.7 million in pre-launch expenses in support of a potential commercialization of SL-401 in BPDCN, if marketing approval from the FDA is received. The increase in costs was also driven by higher legal expense of $0.4 million as a result of the shareholder class action lawsuit. Additionally, the higher expense was also due to an increase of non-cash stock-based compensation expense of $0.3 million.

Interest income.  Interest income was $203,323 for the quarter ended June 30, 2017, compared with $140,450 for the quarter ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

Research and development expense.  Research and development expense was $21.1 million for the six months ended June 30, 2017, compared with $13.4 million for the six months ended June 30, 2016, representing an increase of $7.7 million. The higher costs are primarily driven by an increase of $4.4 million in manufacturing expenses, including for process characterization and development, to support our upcoming potential BLA filing for SL-401. We also incurred $1.5 million in higher costs for regulatory support of our potential BLA filing for SL-401. Additionally, we incurred higher compensation expense resulting from increased headcount. Partially offsetting these higher expenses was a decrease in clinical trial costs for SL-701 resulting from the study attaining full patient enrollment during 2016.

General and administrative expense.  General and administrative expense was $9.8 million for the six months ended June 30, 2017, compared with $5.7 million for the six months ended June 30, 2016, representing an increase of $4.1 million. The increase in expense was primarily attributable to higher legal fees of $2.2 million as a result of the shareholder class action lawsuit. Additionally, the higher costs were driven by $1.2 million in pre-launch expenses in support of preparing for potential commercialization of SL-401 in BPDCN, if marketing approval from the FDA is received, and an increase of $0.5 million in non-cash stock compensation expense.

Interest income.  Interest income was $326,102 for the six months ended June 30, 2017, compared with $285,107 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, our cash, cash equivalents and short and long-term investments totaled $93.2 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 IPO and three subsequent follow-on public offerings. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception through June 30, 2017, we received net proceeds of $213.9 million primarily from the public sale of common stock from our 2013 IPO and three subsequent follow-on public offerings. On January 20, 2017, we completed a follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(22,562,432)	$(16,396,246)
Net cash (used in) provided by investing activities	(27,543,585)	15,684,550
Net cash provided by financing activities	48,339,843	104,684
Net decrease in cash and cash equivalents	$(1,766,174)	$(607,012)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the six months ended June 30, 2017 and 2016 primarily resulted from research and development expenses as we ramped up our clinical activities relating to SL-401 and SL-801. Additional research and development costs also include CMC related expenses for the manufacture of drug substance and drug product relating to SL-401.

Investing activities.  The net cash (used in) provided by investing activities for the six months ended June 30, 2017 and 2016, respectively, reflects the net of purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the six months ended June 30, 2017 resulted primarily from the issuance of stock related to our follow-on public offering completed on January 20, 2017.  We sold 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million. The net cash provided by financing activities for the six months ended June 30, 2016 resulted primarily from the issuance of stock related to the 2015 Employee Stock Purchase Plan.

Funding Requirements

All of our product candidates are still in clinical or preclinical development. We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase if and as we:

•                  continue the ongoing clinical trials, and initiate the planned clinical trials, of our product candidates;

•                  continue the research and development of our other product candidates that are in preclinical development, including SL-501 and SL-101 which are preclinical stage CD123 targeted therapeutics;

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

Tax Loss Carryforwards

As of June 30, 2017, we had net operating losses of $103.5 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $21.5 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At June 30, 2017, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $93.2 million as of June 30, 2017 and $67.6 million as of December 31, 2016, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2017 and December 31, 2016, all of our liabilities were denominated in our functional currency.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 3, 2017, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Stemline, its Chief Executive Officer, and its Chief Accounting Officer, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 19, 2017 through February 1, 2017, as well as violations of Section 11 and 15 of the Securities Act of 1933, or the 1933 Act, arising from our January 2017 follow-on public offering.

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

In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel. On June 26, 2017, Lead Plaintiffs filed an amended complaint in the consolidated action, naming as defendants, the Company, its directors, certain of its officers, and Jefferies LLC, and alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 20, 2017 through February 1, 2017, as well as violations of the 1933 Act arising from our January 2017 follow-on public offering.

On May 2, 2017, a shareholder derivative litigation was filed in New York Supreme Court in New York County against all of our directors and certain of our officers in litigation captioned Hancock v. Bergstein.  We are named only as a nominal defendant. The suit alleges that the officers and directors breached their fiduciary duties to the Company, unjustly enriched themselves, wasted corporate assets, abused their control, and grossly mismanaged the Company.  The claims are based on allegations that the defendants engaged in improper conduct by failing to disclose in connection with its follow-on public offering of stock on January 20, 2017, that a cancer patient in a Stemline clinical trial died on January 18, 2017.  It is alleged that the non-disclosure of that adverse event in the follow-on public offering has led us to incur losses, including defense and investigation costs, and allowed the defendants to reap substantial financial rewards in the form of bonuses and other compensation.

We intend to vigorously defend against these actions.  However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions.  We are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Before we generate any revenues from product sales in the United States or elsewhere, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA, qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practice regulations, or cGMP, receive regulatory approval from the FDA or foreign regulatory agency, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have not submitted a Biologics License Application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any BLA or NDA will be filed within a specified period of time, or that any BLA or NDA or similar foreign marketing application will allow us to obtain or maintain marketing approval.  We also cannot be certain that any of our product candidates will be successful in clinical trials that the clinical trials data will support filing a BLA or NDA in the U.S. or elsewhere. We also cannot be certain that any of our product candidates will receive regulatory approval for trial initiation or marketing. Further, the FDA, an independent review committee, or IRC, or an oncologic drugs advisory committee, or ODAC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our revenues will be dependent, in part, upon the market acceptance of our products once approved as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We do not have the resources to conduct and oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, or CROs, CMOs, vendors and other service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by the Company may negatively impact on our product development programs, including but not limited to program delays or preventing approval of our product candidates. We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval is typically similar in other countries, to obtain separate regulatory review and approval in many other countries we must comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials, manufacturing, post-marketing commitments, and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

•                  delays or failure in obtaining the necessary approvals from regulators, institutional review boards, or IRBs, or scientific review committees, or SRCs, in order to commence or continue a clinical trial;

•                  our inability to manufacture, or obtain from third-parties, adequate supply of drug substance, drug product or adjuvant therapies sufficient to complete our preclinical studies and clinical trials;

•                  risk of loss of drug product, adjuvants and/or other components of the product, due to third-party storage and distribution of such supplies;

•                  the FDA, or other regulatory authority, issuing a clinical hold or requiring alterations to any of our study designs, including extending a study or requiring new studies, overall strategy or manufacturing plans;

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

•                  receipt by a competitor of marketing approval for a product targeting an indication that one of our product candidates target, such that we are not “first to market” with our product candidate;

•                  governmental or regulatory delays and changes in regulatory leadership, requirements, policy and guidelines; or

•                  differing interpretations of data by the FDA or similar foreign regulatory agencies.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRB where such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, regulatory violations identified during an inspection of the clinical trial operations or trial site, imposition of a clinical hold by the FDA or other regulatory authorities, study subject safety concerns, adverse events or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we have observed serious adverse events, including deaths, from or relating to capillary leak syndrome, or CLS, with SL-401. The occurrence of these and other adverse events could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market, and sell any or all of our product candidates for one or more indications.

We intend to have ongoing interactions with the FDA over the course of 2017 and beyond regarding our product candidates, including our SL-401 Phase 2 pivotal trial in BPDCN. If the FDA reviews these data and determines additional data are needed to support a submission for regulatory approval in BPDCN, or that the data will not support a submission for regulatory approval in BPDCN, this could delay or halt our clinical trials or commercialization plans for SL-401 or our other product candidates, including requiring us to conduct additional clinical trials.

We have also advanced SL-801 into a Phase 1 clinical trial. There are unknown risks for SL-801 with respect to dosing, administration, pharmacokinetics, bioavailability, safety and efficacy that we expect we will learn about during clinical development which could halt or delay this development program and which could alter our current strategy for the development of this product candidate.

We may not have the necessary expertise or capabilities, including adequate staffing, to successfully manage the execution and completion of any of our clinical trials, prepare clinical study reports and marketing authorization applications, and ultimately obtain marketing approval for our product candidates in a timely manner, or at all.

In any clinical trial of a product candidate, the results of such trial may not be adequate to support submission of a marketing application or marketing approval. Because our product candidates are intended for use in life-threatening diseases, in many cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single clinical trial which may be open-label and single-group in nature. As a result, these trials may receive enhanced scrutiny from the FDA. For any such trial, if the FDA disagrees with our choice, or definition, of primary endpoint or the results for the primary endpoint are not robust or significant or clinically beneficial enough, including relative to control, or historical data, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. In addition, the results of any such intended pivotal trial may be subject to confounding factors, or may not be adequately supported by other study endpoints, including possibly overall survival, or OS, overall response rate, or ORR, rate of complete response, or CR, and/or response duration, in which case the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. The FDA may also require the completion of additional clinical trials before or as a condition for approving our product candidates.

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

Reports of adverse events or other safety concerns involving SL-401, SL-801, or SL-701 could interrupt, delay or halt clinical trials of our clinical candidates, including the ongoing Phase 2 pivotal trial in BPDCN. For example, CLS is a known, sometimes fatal, and well-documented side effect of SL-401. Reports of additional CLS cases, or other adverse events or other safety concerns involving SL-401 or our other product candidates, could result in clinical trial delays including regulatory authorities putting trials on clinical hold or denying or withdrawing approval for any or all indications. Further, there are no assurances that patients receiving SL-401 or our other product candidates with co-morbid diseases and/or indications not previously well-studied, will not experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving SL-401 or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, or could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early stage, including investigator-sponsored, clinical trials and late stage clinical trials of product candidates may not be predictive of the results of subsequent later stage, including corporate sponsored, clinical trials. Product candidates in later stage or larger clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trial results may not be successful for these or other reasons. For example, Stage 3 results from the Phase 2 pivotal trial of SL-401 in BPDCN may not corroborate the earlier Stage 1 and 2 results and/or may not be adequate for marketing approval for any of a number of reasons including clinical safety and efficacy results, including choice and definition of endpoints and regulatory hurdles for success, as well as data from chemistry, manufacturing and controls, or CMC, clinical pharmacology, bioanalytical, immunogenicity, non-clinical, and other areas.

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

•                  As we optimize and scale-up production of SL-401, SL-801, and SL-701 there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials, regulatory submissions, or commercial launch. We may also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. Failure to demonstrate comparability could also result in delays in regulatory submissions or commercial launch. We are also developing a new lyophilized formulation of SL-401. In the event it does not demonstrate adequacy or comparability with the current liquid/frozen formulation, regulatory approval and/or commercial utilization of SL-401 could be negatively impacted.

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

•                  In some of our current or future trials, we may combine our product candidates with each other or with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy. We may not have yet clinically tested these combinations and the combinations could result in unforeseen toxicities. We are currently combining SL-401 with pomalidomide in myeloma and have combined SL-701 with bevacizumab and immunostimulants in brain cancer.

Any of the aforementioned, or other, changes could make the timing, including initiation, patient accrual, or results of our clinical trials or other future clinical trials less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay or suspend completion of our clinical trials, delay or prevent approval of our product candidates, and/or jeopardize our ability to obtain regulatory approval, commence product sales and generate revenues.

If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to continue clinical trials for our product candidates if we are unable to enroll a sufficient number of eligible patients to participate in these trials, including as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved or may commence competing clinical trials for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases) with small available study populations. SL-401 is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the prevalence of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials. SL-801 is being assessed in a number of advanced solid tumors, some of which may have low prevalence rates.

Further, if we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our common stock to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to terminate or not initiate one or more clinical trials.

The regulatory review and approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities which could include the pre-requisite of an advisory panel, e.g. ODAC, review. In addition, approval policies, regulations, or the type and amount of preclinical, CMC, clinical pharmacology, and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical, CMC, clinical pharmacology, bioanalytical, immunogenicity or clinical studies to generate additional data required to support the submission of an IND or a BLA or an NDA to the FDA or comparable foreign authorities. An inadequancy in any of these areas, or a lack of personnel, financial resources or performance, including by third parties, could result in a delayed or unsuccessful regulatory filing. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data or identify flaws in the study design or execution from preclinical studies or clinical trials;

•                  the FDA or comparable foreign regulatory authorities may not accept our definition, or criteria, for primary endpoint and/or other endpoints for evaluation of clinical benefit, patient efficacy and potential marketing approval, despite meeting the primary endpoint of the trial;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•                  we may fail to secure an appropriate right of reference to the data from clinical trials of our product candidates that we did not sponsor;

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

This lengthy and costly review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our other product candidates that we may advance into and through clinical trials, which would significantly harm our business.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing commitments, including additional clinical trials, observation studies, and/or pregnancy registries which could impact market adoption and acceptance and exceed commercialization budgets. Regulatory authorities may also approve a product candidate with a label that includes labeling claims which may be undesirable for the successful commercialization of that product candidate, including product contraindications, warnings or precautions, the need for inpatient versus outpatient administration, or limitations on administration schedule such as number of infusions or cycles. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates or obtain satisfactory reimbursement or coverage for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country and the reimbursement may be suboptimal. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Our approach to the discovery and development of product candidates that may target cancer stem cells (CSC) is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

Based on preclinical and clinical data, we believe that, for some cancers, SL-401 may target both tumor bulk and CSCs. However, it is conceivable that SL-401 and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial or durable clinical outcome. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer or any other disease or condition.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and regulatory interactions for our clinical stage drug candidates, SL-401, SL-801, and SL-701, another key element of our strategy is to identify and test additional compounds. A portion of the preclinical research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the preclinical testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•                  the research methodology used may not be successful in identifying potential product candidates;

•                  competitors may develop alternatives that render our product candidates obsolete;

•                  a product candidate may, on further study, be shown to have harmful effects or other characteristics that indicate it is unlikely to be safe and effective or otherwise does not meet applicable regulatory criteria;

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

Any regulatory approvals that we or our potential strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, may contain product contraindications, warnings, or precautions that limit use of our product candidates or may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of our product candidates. In addition, if the FDA approves any of our product candidates, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory compliance requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMP for commercial manufacturing and good clinical practices, or GCP, for any clinical trials that we conduct post-approval. In addition, any regulatory approvals covered under certain U.S. federal health care programs will trigger compliance with the Federal Physician Payment Sunshine Act reporting requirements and compliance with state marketing disclosure laws may also attach in certain jurisdictions. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

•                  product seizure or detention, or refusal to permit the import or export of products

•                  investigations or inspections by government entities, including FDA or foreign health authorities; and

•                  injunctions, fines, corporate integrity agreements, or the imposition of other civil penalties or criminal penalties.

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

We have incurred net losses from operations from our inception through June 30, 2017 of approximately $177.9 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2017, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-801, and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our competitors may succeed in developing competing products before we do for the same indications we are pursuing, obtaining regulatory approval for products or gaining acceptance for the same markets that we plan to target. If we are not “first to market” with one of our product candidates, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and successfully market that product candidate as a competitor. Even if we are “first to market” with one or more of our product candidates, a competitor could develop an alternative therapy for our approved indication(s) that demonstrates a superior efficacy and/or safety profile relative to our approved product(s).

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that may potentially compete including Astellas Pharma US, Inc., Bionomics Limited, Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), OncoMed Pharmaceuticals, Inc., Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, Stemcentrx, Inc., Sumitomo Dainippon Pharma Co. Ltd., Verastem, Inc., and others. Additionally, there are a number of companies working to develop new treatments, which may compete with SL-401 and SL-801, including AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genmab, Genzyme Corporation (now a Sanofi company) Immunogen, Janssen Pharmaceutical Companies of Johnson & Johnson, Karyopharm Therapeutics, Inc., MustangBio, Inc., Novartis AG, Seattle Genetics, Inc., Sunesis Pharmaceuticals, Inc., and Xencor, among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There

are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG, and others.

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have. In addition, many are farther along in their clinical development programs.  We may not be able to compete unless we successfully:

•                  design and develop products that demonstrate a superior benefit/risk profile to other products in the market;

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of August 8, 2017, we had 34 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may also be engaged with employer’s other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

If our employees or third parties acting on our behalf commit fraud or other misconduct, including noncompliance with regulatory standards and requirements, our business may experience serious adverse consequences.

We are exposed to the risk of fraud or other misconduct by employees and third parties acting on our behalf. Misconduct by employees or third parties could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee and third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes or contributes to an injury or is found to be otherwise unsuitable during product testing, clinical study, clinical use, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We and our suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third-parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Risks Related to Commercialization of Our Product Candidates

If we are unable to establish or implement our own sales, marketing and distribution capabilities in a timely manner or enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing our product candidates.

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure. Should we receive regulatory approval of any product candidates, we would be opportunistic in seeking to either build our own commercial infrastructure to commercialize SL-401, SL-801, SL-701 and any future product candidates if and when they are approved, or enter into contract research, contract sales, or licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to knowing that SL-401, SL-801, and/or SL-701 will be approved. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•                  our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;

•                  the inability of sales personnel to obtain access to physicians or effectively promote our approved products to physicians and other providers;

•                  the lack of complementary drug products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

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

Modifications to or repeal of all or certain provisions of the ACA are expected as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Specifically, Republicans in the House of Representative publicly released a draft bill to reform the ACA on March 6, 2017, titled the American Health Care Act. We cannot predict the ultimate content, timing or effect of any changes to the ACA, and significant changes to, or repeal of, the ACA could have a material adverse effect on our business, financial condition and profitability.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable.” The FDA defines an interchangeable biosimilar as a product that, in terms of safety or diminished efficacy, presents no greater risk when switching between the biosimilar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product was approved under a BLA. The new law is complex and is only beginning to be interpreted by the FDA and the courts. For example, in June 2017, the United States Supreme Court, in Sandoz, Inc. v. Amgen Inc., issued an opinion potentially impacting the previously understood effective market exclusivity period. As a result of its relatively recent passage and implementation, the BPCIA’s ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We are currently advancing our clinical stage product candidates through multiple corporate-sponsored clinical trials under corporate-sponsored Investigational New Drug applications, or INDs. Previously, we had not sponsored any INDs or any clinical trials relating to SL-401, SL-801, or SL-701. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third-parties, for one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

In addition, we have relied on contractual arrangements with academic institutions and investigators that provide us certain information rights with respect to the completed investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the completed trials. If these obligations are breached by the investigators or institutions, or if the data prove to be inadequate then our ability to conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with our interpretation of the adequacy of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data relating to our planned trials and/or may not accept such additional data as adequate for our regulatory filings.

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

We rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our direct control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. In our corporate sponsored trials of SL-401, SL-801, and SL-701, we have continued to engage various third-parties. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

We also expect to rely upon third-parties to produce drug substance and drug product required for the clinical trials and commercialization of our other product candidates, including SL-501 and SL-101, targeted therapies directed to CD123 in preclinical development. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

We are working with our contract manufacturers to optimize the manufacturing processes for drug substance and drug product of our product candidates so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and ultimate commercialization. Our manufacturers may not be able to control batch-to- batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third-parties with whom we currently work may need to increase their scale of production and/or we will need to secure additional suppliers.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. Thus, we only have one third-party manufacturer for each of our product candidates. Because of this arrangement, there is a greater risk that issues at a third-party manufacturer could cause delays in the clinical development of a product candidate than if we used more than one third-party manufacturer for each product candidate. For each of our product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers could receive inspection findings from regulatory authorities that require investigation and remediation and could result in business interruptions affecting the production of our product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturer shortages or supply shortages of their vendors.  We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA approval of any new manufacturer would also be required. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent and are limited in the types of claims that we can obtain for SL-401 due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using SL-401 to treat AML, BPDCN, and myelodysplastic syndrome, or MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using SL-401 to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue. Failure to obtain patents directed to all approved uses of SL-401 may enable a competitor to market SL-401 for such approved but unpatented indication(s), which could lead to price erosion for sales of SL-401. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we currently do not have any foreign composition of matter patent protection. We do, however, have foreign pending patent applications, as well as an issued patent in Australia, that would cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we currently do not have any composition of matter patent protection, although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we currently do not have any composition-of-matter patent protection. With respect to SL-801, we have licensed composition of matter patents issued in the U.S. and abroad directed to the SL-801 compound. While we have patent applications pending in the U.S. and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen®. Although we have various patent applications pending in the U.S. and abroad that we anticipate may result in additional protection for SL-401, SL-801, SL-701 and StemScreen®, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide additional meaningful protection for these assets. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

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

We cannot guarantee that our product candidates, the use of our product candidates, or our platform technology, StemScreen®, do not infringe third-party patents. Third-parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third-parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third-parties could also adversely affect our business. For example, we are aware of a third-party European patent with certain claims directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third-party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, could result in us having to cease commercialization of our products and/or subject us to money damages in such territories.

It is also possible that we have failed to identify relevant patents or applications. Patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products.

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

We are a party to several license agreements relating to certain patents and patent applications owned by third-parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for SL-401 and SL-501, and we hold three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold an exclusive license from CanBas, Ltd. for SL-801 in all worldwide territories other than Japan, Korea, Taiwan, and China. The agreement with CanBas, Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying other product candidates and our StemScreen® platform technology. We expect to enter into additional license agreements as part of the development of our business. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore seek to terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. Our licensors may also seek to terminate the license agreements if we fail to satisfy our diligence obligations and/or meet specified milestones or upon insolvency. From time to time, we have had to request extensions of our development obligations contained in some of our license agreements, and we may need to seek further extensions in the future. Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize the product candidates governed by the licenses, and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

We could be unsuccessful in obtaining patent protection on one or more components of our platform technology.

We believe that an important factor in our competitive position relative to other companies in the field of targeted-oncology therapeutics is our proprietary innovative platform technology, StemScreen®. We believe that this platform is useful for identifying new potential product candidates. We have pending U.S. and Canadian patent applications for StemScreen®, however, there is no guarantee that any of such pending patent applications will result in issued patents, and, even if patents eventually issue, there is no certainty that the issued claims will have adequate scope to preserve our competitive position. In addition, by practicing our technology in jurisdictions where we do not have patent protection, third-parties could substantially weaken our competitive position in oncology research and development.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharma industry involve both technological and legal complexities and is costly, time-consuming and inherently uncertain. In addition, in recent years, Congress has passed patent-reform legislation providing new or revised limitations on attaining, maintaining and enforcing patent rights in the U.S. Further, the Supreme Court has issued several decisions in patent cases in recent years, which either narrow the scope of patent protection or weaken the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could hinder our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are included with this report.

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K filed on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., dated June 20, 2017.

3.3	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

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

Date: August 8, 2017	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K on February 6, 2013 (File No.001-35619) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc.

3.3	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2017.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statements of Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) the Notes to Financial Statements.