Form 10-Q
period 2017-09-30
STEMLINE THERAPEUTICS INC
filed 2017-11-09
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 25,286,907 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 9, 2017.

STEMLINE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

•                  our ability to successfully file and obtain timely marketing approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory agency for one or more Biologics License Applications, or BLAs, or New Drug Applications, or NDAs;

•                  our ability to obtain and maintain marketing approval from regulatory agencies for our products in the U.S. and foreign countries;

•                  our ability to adhere to ongoing compliance requirements of all health authorities, in the U.S. and foreign countries;

•                  our ability to obtain and maintain adequate reimbursement for our products;

•                  our ability to obtain the desired labeling of our products under any regulatory approval we might receive;

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

ii

•                  our ability to obtain and maintain authorization from regulatory authorities for use of our product candidates for initiation and conduct of clinical trials;

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

iii

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	September 30, 2017 (Unaudited)	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$10,265,356	$10,316,064
Short-term investments	55,259,923	36,562,900
Prepaid expenses and other current assets	598,356	290,747
Total current assets	66,123,635	47,169,711
Property and equipment, net	145,968	22,531
Long-term investments	14,348,432	20,714,551
Other assets	212,305	212,305
Total assets	$80,830,340	$68,119,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,368,329	$9,284,514
Current portion of deferred grant revenue	—	898,199
Other current liabilities	96,827	71,100
Total current liabilities	14,465,156	10,253,813
Other liabilities	121,033	142,200
Total liabilities	14,586,189	10,396,013
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock $0.0001 par value, 53,750,000 shares authorized at September 30, 2017 and 33,750,000 shares authorized at December 31, 2016. 25,271,907 shares issued and outstanding at September 30, 2017 and 19,219,223 shares issued and outstanding at December 31, 2016	2,527	1,922
Additional paid-in capital	248,855,696	193,563,572
Accumulated other comprehensive loss	(87,683)	(99,802)
Accumulated deficit	(182,526,389)	(135,742,607)
Total stockholders’ equity	66,244,151	57,723,085
Total liabilities and stockholders’ equity	$80,830,340	$68,119,098

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Grant revenue	$299,397	$299,401	$898,199	$741,953

Operating expenses:
Research and development	12,417,652	7,176,960	33,517,006	20,585,659
General and administrative	4,152,449	3,187,869	14,000,854	8,914,630

Total operating expenses	16,570,101	10,364,829	47,517,860	29,500,289

Loss from operations	(16,270,704)	(10,065,428)	(46,619,661)	(28,758,336)
Other income	381	1,378	381	11,736
Other expense	(3,566)	—	(3,566)	—
Interest income	217,742	132,006	543,753	417,113
Net loss before income taxes	(16,056,147)	(9,932,044)	(46,079,093)	(28,329,487)

Income tax benefit	—	8,822	—	35,578

Net loss	$(16,056,147)	$(9,923,222)	$(46,079,093)	$(28,293,909)

Net loss per common share:

Basic and Diluted	$(0.68)	$(0.56)	$(2.01)	$(1.59)

Weighted-average shares outstanding:

Basic and Diluted	23,464,505	17,831,022	22,901,883	17,777,675

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(16,056,147)	$(9,923,222)	$(46,079,093)	$(28,293,909)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments, net of tax	30,207	(10,975)	9,112	117,914
Reclassification adjustment for (gain) loss on investments included in net loss	3,007	(1,378)	3,007	(11,736)

Other comprehensive gain (loss)	33,214	(12,353)	12,119	106,178
Comprehensive loss	$(16,022,933)	$(9,935,575)	$(46,066,974)	$(28,187,731)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Loss	Deficit	Equity (Deficit)

Balance, December 31, 2016	19,219,223	$1,922	$193,563,572	$(99,802)	$(135,742,607)	$57,723,085

Restricted stock grants	899,950	89	(89)	—	—	—
Forfeiture of restricted stock grants	(42,048)	(4)	4
Stock-based compensation expense	—	—	6,178,079	—	—	6,178,079
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)	—	—	704,689	—	(704,689)	—
Employee Stock Purchase Plan compensation expense	—	—	38,897	—	—	38,897
Issuance of common stock in connection with the ESPP	18,607	2	121,669	—	—	121,671
Issuance of common stock in connection with the exercise of stock options	1,175	—	7,179	—	—	7,179
Issuance of common stock in connection with follow-on public offering	5,175,000	518	48,241,696	—	—	48,242,214
Net loss	—	—	—	—	(46,079,093)	(46,079,093)
Other comprehensive income	—	—	—	12,119	—	12,119
Balance, September 30, 2017	25,271,907	$2,527	$248,855,696	$(87,683)	$(182,526,389)	$66,244,151

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities

Net loss	$(46,079,093)	$(28,293,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,856	79,306
Stock-based compensation expense	6,178,079	5,666,813
Employee Stock Purchase Plan compensation expense	38,897	43,258
Amortization of premium paid on marketable securities	119,355	167,540
Net gain on sale of marketable securities	3,007	(11,736)
Income tax benefit from other comprehensive income	—	(35,578)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(307,609)	128,277
Other assets	—	(212,305)
Accounts payable and accrued expenses	5,043,713	(734,024)
Deferred grant revenue	(898,199)	(241,953)
Other current liabilities	25,727	—
Other liabilities	(21,167)	128,734

Net cash used in operating activities	(35,894,434)	(23,315,577)

Cash flows from investing activities
Purchase of furniture and fixtures	(86,191)	(7,128)
Purchase of marketable securities	(55,396,963)	(22,194,580)
Sale and maturities of marketable securities	42,955,816	41,097,748
Net cash (used in) provided by investing activities	(12,527,338)	18,896,040

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offering, net	48,242,214	—
Proceeds from issuance of common stock from ESPP	121,671	59,954
Proceeds from exercise of stock options	7,179	111,378
Net cash provided by financing activities	48,371,064	171,332
Net decrease in cash and cash equivalents	(50,708)	(4,248,205)
Cash and cash equivalents at beginning of period	10,316,064	13,376,196
Cash and cash equivalents at end of period	$10,265,356	$9,127,991

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

September 30, 2017

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

Stemline Therapeutics, Inc. has incurred losses from operations since inception of $194.0 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates. The Company has expended, and will continue to expend, substantial resources for the foreseeable future developing and potentially commercializing its product pipeline, as well as acquiring additional assets. These expenditures include costs associated with general and administrative functions, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments, clinical trials, obtaining regulatory approvals, preparing to commercialize, and commercializing any products that might be approved for marketing. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials and related manufacturing campaigns. The Company expects its general and administrative expenses to increase significantly as it begins its pre-commercial and commercial efforts. As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for its product candidates for one or more indications, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize its products, if the Company obtains marketing approval.

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

Reclassifications

Certain reclassifications totaling $43,258 have been made to the Statement of Cash Flows for the period ended September 30, 2016 to conform to the employee stock purchase plan compensation expense presentation in the Statement of Cash Flows for the period ended September 30, 2017. These reclassifications to adjust stock-based compensation expense had no impact on previously reported cash used in operations in the Statement of Cash Flows.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2016 Form 10-K. There have been no changes to those policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is required to be applied either retrospectively to each prior reporting period presented (“full retrospective approach”) or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective approach”). The new standard is effective for reporting periods beginning after December 15, 2017. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. The Company will adopt this amendment on January 1, 2018, and it expects to utilize the full retrospective approach for a transition method.

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

3. Liquidity and Capital Resources

As of September 30, 2017, the Company has approximately $79.9 million in cash, cash equivalents, short and long-term investment securities. The Company primarily invests in highly liquid cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Prepaid third party vendor costs	$360,314	$208,196
Prepaid insurance	154,367	48,048
Other receivable	83,675	34,503
Total	$598,356	$290,747

5. Property and Equipment, Net

Property and equipment, net, consist of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Office furniture and fixtures	$519,675	$486,586
Leasehold improvements	80,204	—
Manufacturing equipment	13,000	—
Property and equipment	612,879	486,586
Less accumulated depreciation	(466,911)	(464,055)
Property and equipment, net	$145,968	$22,531

Depreciation expense was $2,856 and $79,306 for the nine-month periods ended September 30, 2017 and 2016, respectively. Depreciation expense was $952 for the three-month periods ended September 30, 2017 and 2016, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2017
Assets:
Fixed-income treasury portfolio	$46,009,240	$—	$—	$46,009,240
Certificate of Deposits	—	23,599,115	—	23,599,115
Cash and cash equivalents	10,265,356	—	—	10,265,356
Total assets at fair value	$56,274,596	$23,599,115	$—	$79,873,711

	December 31, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Fixed-income treasury portfolio	$37,385,869	$—	$—	$37,385,869
Certificate of Deposits	—	19,891,582	—	19,891,582
Cash and cash equivalents	10,316,064	—	—	10,316,064
Total assets at fair value	$47,701,933	$19,891,582	$—	$67,593,515

The following is a summary of cash equivalents and available-for-sale investments held by the Company at September 30, 2017 and December 31, 2016:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$2,286,585	$—	$—	$2,286,585
Cash equivalents:
Money market funds	$7,978,771	—	—	7,978,771

Total cash and cash equivalents	$10,265,356	—	—	$10,265,356

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	14,121,749	—	(24,591)	14,097,158
Federal farm credit bank	4,160,161	—	(1,482)	4,158,679
Federal home loan bank	4,159,219	—	(3,509)	4,155,710
Freddie Mac	7,013,485	—	(11,889)	7,001,596
U.S. Treasury Securities	9,561,388	—	(5,504)	9,555,884
Others	1,038,783	—	(353)	1,038,430

Certificate of Deposits	15,252,274	192	—	15,252,466

Total short-term investments	55,307,059	192	(47,328)	55,259,923
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	1,502,417	—	(3,371)	1,499,046
Federal home loan bank	1,510,484	—	(3,593)	1,506,891
Freddie Mac	750,283	—	(862)	749,421
U.S. Treasury Securities	2,253,850	—	(7,425)	2,246,425

Certificate of Deposits	8,346,649	—	—	8,346,649

Total long-term investments	14,363,683	—	(15,251)	14,348,432

Total	$79,936,098	$192	$(62,579)	$79,873,711

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$851,667	$—	$—	$851,667
Cash equivalents:
Money market funds	9,464,397	—	—	9,464,397

Total cash and cash equivalents	10,316,064	—	—	10,316,064

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,108,607	—	(1,366)	2,107,241
Federal farm credit bank	4,357,111	830	(2,666)	4,355,275
Federal home loan bank	7,816,214	1,284	(3,400)	7,814,098
Freddie Mac	7,467,276	223	(1,003)	7,466,496

Certificate of Deposits	14,818,468	1,322	—	14,819,790

Total short-term investments	36,567,676	3,659	(8,435)	36,562,900
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,878,500	—	(29,885)	5,848,615
Federal home loan bank	1,900,546	—	(10,773)	1,889,773
Freddie Mac	7,933,745	—	(29,374)	7,904,371

Certificate of Deposits	5,071,490	302	—	5,071,792

Total long-term investments	20,784,281	302	(70,032)	20,714,551

Total	$67,668,021	$3,961	$(78,467)	$67,593,515

*The gross unrealized gains and losses captured in this footnote is before tax.

At September 30, 2017 and December 31, 2016, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at September 30, 2017 and December 31, 2016.  The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2017.

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

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Accrued research and development costs	$11,687,301	$6,792,947
Accrued compensation	1,576,688	1,975,037
Accrued legal	631,286	71,554
Other accrued liabilities	473,054	444,976
Total accounts payable and accrued expenses	$14,368,329	$9,284,514

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

As of September 30, 2017 and December 31, 2016, the Company was authorized to issue 53,750,000 and 33,750,000 shares of common stock, respectively.

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

9. Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$(120,897)	$(35,159)	$(99,802)	$(153,690)
Other comprehensive (loss) income before reclassification	30,207	(17,339)	9,112	172,612
Amounts reclassified from accumulated other comprehensive (gain) loss*	3,007	(1,378)	3,007	(11,736)
Income tax provision	—	6,364	—	(54,698)
Total other comprehensive income (loss)	33,214	(12,353)	12,119	106,178

Balance at end of period	$(87,683)	$(47,512)	$(87,683)	$(47,512)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(16,056,147)	$(9,923,222)	$(46,079,093)	$(28,293,909)
Basic and diluted weighted-average common shares	23,464,505	17,831,022	22,901,883	17,777,675
Basic and diluted net loss per share	$(0.68)	$(0.56)	$(2.01)	$(1.59)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the nine-month periods ended September 30, 2017 and 2016, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Nine Months Ended September 30,
	2017	2016
Restricted stock	1,796,749	1,304,974
Options outstanding	3,200,211	3,147,545
Warrants	99,529	99,529
Total	5,096,489	4,552,048

11. Grant Revenue

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through September 30, 2017, the Company has received $3.0 million based on milestones achieved. The Company could receive the additional $0.5 million based on the completion of a milestone event. The Company has recognized approximately $0.9 million and $0.7 million of revenue related to the LLS grant for the nine-month periods ended September 30, 2017 and 2016, respectively, which reflects revenue recognized on a straight-line basis based on the Company’s best estimates of work performed and qualifying costs incurred. The Company recognized approximately $0.3 million of revenue related to this funding for the three-month periods ended September 30, 2017 and September 30, 2016, respectively. The TAP Agreement terminates when there are no longer any payment obligations for either LLS or Stemline.

12. Income Taxes

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the nine-month periods ended September 30, 2017, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of September 30, 2017, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of September 30, 2017, there were 1,060,680 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $6.2 million and $5.7 million for the nine-month periods ended September 30, 2017 and 2016, respectively. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$995,488	$1,368,932	$2,622,790	$2,536,118
General and administrative	1,253,499	1,348,946	3,555,289	3,130,695
Total	$2,248,987	$2,717,878	$6,178,079	$5,666,813

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average volatility	75.36%	73.82%	75.76%	73.52%
Weighted-average risk-free interest rate	1.98%	1.22%	1.92%	1.56%
Weighted-average expected term in years	6.25	5.45	6.07	6.03
Dividend yield	0%	0%	0%	0%

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

For the nine-month periods ended September 30, 2017 and 2016, the Company issued 1,175 and 33,751 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $7,179 and $111,378, respectively. As of September 30, 2017, there was approximately $5.9 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.60 years.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,090,752	$8.78
Options granted	131,000	8.40
Options exercised	(1,175)	6.11
Options forfeited	(20,366)	17.15
Outstanding at September 30, 2017	3,200,211	$8.71	6.50	$14,125,379
Options exercisable at September 30, 2017	1,829,733	$9.02	5.32	$8,542,619

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2017 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock

The Company grants restricted stock to its employees, directors, and non-employee consultants. Restricted stock is recorded as deferred compensation and charged against income on a straight-line basis over the vesting period, which ranges from immediate to four years in duration. If vesting of the award is based on a performance or market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the performance or market condition. Restricted stock awards to directors vest in equal installments over a three-year period from the grant date. Compensation cost for restricted stock is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	1,268,092	$7.41
Shares granted	899,950	8.87
Shares vested	(329,245)	9.00
Shares forfeited	(42,048)	6.92
Outstanding at September 30, 2017	1,796,749	$7.86

For the nine-month period ended September 30, 2017, the Company granted 899,950 shares of restricted stock, at a weighted-average grant date fair value of $8.87 per share amounting to approximately $8.0 million in total aggregate fair value. As of September 30, 2017, 1,796,749 shares remained unvested and there was approximately $10.8 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.19 years. The total fair value of restricted stock vested during the nine-month periods ended September 30, 2017 and 2016 was approximately $3.0 million and $2.0  million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.5 million and $0.3 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $38,897 and $43,258  of compensation expense for the nine months ended September 30, 2017 and 2016, respectively, related to participation in the 2015 ESPP.

14. Commitments and Contingencies

The Company has entered into research and development agreements with third-parties for the development of oncology products and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes development-based milestone payments, and royalty and sales-based milestone payments based on net sales should the product candidates be approved for marketing. The timing and the amount of milestone and royalty payments in the future are not certain.

The Company has also entered into license agreements, including ones with licenses to certain intellectual property rights, in the field of oncology and other indications. The Company is generally required to make upfront payments as well as other payments upon successful completion of preclinical, clinical, regulatory or sales milestones, should such milestones occur. In addition, these agreements generally would require the Company to pay royalties on sales of the products arising from these agreements, should a product candidate under the license agreement receive regulatory approval. These agreements generally permit the Company to terminate the agreement with no significant continuing obligation.

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $112.9 million in future periods.  As of September 30, 2017, the Company has paid or accrued $5.6 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2017, the Company entered into new work order agreements with this vendor totaling approximately $20.4 million, with services to be rendered on these agreements through 2018. The Company has received and paid for services relating to these agreements in the amount of $10.0 million.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $6.1 million assuming the successful advancement of its programs.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2017	$209,250
2018	837,000
2019	837,000
Total minimum payments	$1,883,250

Rent expense charged to operations was $598,175 and $533,305 for the nine-month periods ended September 30, 2017 and 2016, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of capillary leak syndrome, or CLS, died on January 18, 2017.  Additionally, the complaint alleges that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2016, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K to which the reader is directed for additional information.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. We are currently developing three clinical stage product candidates: SL-401, SL-801, and SL-701.

SL-401

SL-401 is a targeted therapy directed to the interleukin-3 receptor, or IL-3R (CD123), present on a wide range of hematologic cancers. SL-401 is being advanced through a pivotal Phase 2 trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. SL-401 is also being assessed in additional indications including in Phase 1/2 trials of patients with myeloproliferative neoplasms, or MPNs, focused on chronic myelomonocytic leukemia, or CMML, and myelofibrosis; acute myeloid leukemia, or AML, in complete remission with minimal residual disease, or MRD; and in combination with other agents in relapsed/refractory multiple myeloma. Factors that may impact next steps for SL-401 in these additional indications include enrollment trends, adverse events, safety and efficacy results, regulatory and other considerations.

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

On October 31, 2017, we announced that the pivotal Phase 2 trial of SL-401 in BPDCN met its primary endpoint. This trial is an open label, non-randomized, single arm clinical trial. We believe this trial is the largest multicenter prospective study ever conducted in BPDCN. The trial enrolled 45 BPDCN (32 first-line, 13 relapsed/refractory) patients at 7 sites in the U.S. The trial consisted of 3 Stages: Stage 1 (lead-in, dose escalation), Stage 2 (expansion), and Stage 3 (pivotal, confirmatory). To ensure ongoing patient access to SL-401, we are currently enrolling both first-line and relapsed/refractory BPDCN patients in an additional cohort. Stage 3 of the Phase 2 trial was designed with input from the FDA to provide the pivotal, confirmatory evidence of efficacy of SL-401 in BPDCN. First-line-only BPDCN patients received SL-401 intravenously at 12 mcg/kg/day on days 1-5 of a 21-day cycle. The primary endpoint of Stage 3 was the rate of CR, defined per protocol as CR + CRc + CRi (CR = complete response; CRc = clinical complete response: absence of gross disease with minimal residual skin abnormality; CRi = CR with incomplete hematologic recovery) by investigator assessment. Statistical significance is achieved if the lower bound of the 95% confidence interval, or CI, of the primary endpoint exceeds 10%. In Stage 3 of the trial, 13 first-line BPDCN patients were enrolled. Stage 3 met its primary endpoint, with a CR rate of 54% (7/13) (95% CI: 25.1, 80.8). Overall response rate, or ORR, was 77% (10/13). 46% (6/13) of patients were bridged to stem cell transplant, or SCT, following remission on SL-401. 86% (6/7) of complete responders remain relapse-free at 5+ to 8+ months, ongoing. Across all stages, lines, and doses in the trial (n=45 BPDCN patients; 32 first-line, 13 relapsed/refractory), the CR rate was 60% (27/45) and the ORR was 82% (37/45). In first-line patients who received SL-401 at all tested doses (n=32 patients), the CR rate was 69% (22/32) and the ORR was 88% (28/32). 41% (13/32) of first-line patients who received SL-401 at all tested doses have been bridged to SCT following remission on SL-401. The most common treatment-related adverse events, or TRAEs, with SL-401 across BPDCN and other clinical trials (AML, MPN, and multiple myeloma) (n=148 patients) were hypoalbuminemia (47%), aspartate aminotransferase increase (46%), alanine aminotransferase increase (45%), nausea (28%), and thrombocytopenia (28%). Capillary leak syndrome, or CLS, a well-documented side effect, occurred in 19% of patients, of which 2% (3/148) were grade 5, as previously reported.

In the fourth quarter of 2017, we plan to present detailed data from all three stages of the trial at a major medical conference. If, in our view, the results of this trial could support pursuing marketing approval, which they may not, we plan to include such results as part of a Biologics License Application, or BLA, that seeks U.S. marketing approval, and we anticipate such a filing could begin in the fourth quarter of 2017 or first quarter of 2018. If successful, we project commercial launch could begin in the second half of 2018, or soon thereafter.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a  nuclear transport protein implicated in tumorigenesis. SL-801 has demonstrated preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and help optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801.

In September 2017, an update on the SL-801 Phase 1 trial in patients with advanced solid tumors was presented at the European Society of Medical Oncology, or ESMO, Annual Congress 2017 in Madrid, Spain. SL-801 demonstrated a manageable safety and tolerability profile, and no dose limited toxicity, or DLT, or maximum tolerated dose, or MTD, had been reached through six dosing cohorts. Stable disease, or SD, was reported in 37.5% (9/24) of patients, with up to 20% tumor shrinkage noted in some heavily pre-treated patients. Dose escalation is ongoing, with the eighth dosing cohort currently enrolling.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on certain malignancies including brain cancer. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin. We conducted a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma, or GBM. In Stage 1 of this trial, SL-701 was administered as a single agent, with the immunostimulants GM-CSF and Imiquimod  (n = 46). In Stage 2 of the trial, SL-701 was administered in combination with bevacizumab, with the immunostimulant poly-ICLC (n =28). Both stages of the trial have completed enrollment and dosing and patients are being followed for outcomes including survival. We plan to provide an update on the Phase 2 trial at the upcoming Society for Neuro-Oncology, or SNO, meeting in November 2017. Survival trends and other data will be considered when deciding next steps for the program. These steps may include conducting larger studies, including randomized studies, single arm studies, further combination studies with novel agents, (e.g., checkpoint inhibitors), that could be conducted alone or via partnerships, or cessation of the program. If additional studies are conducted, this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending upon the choice and availability of immunostimulants. SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma in January 2015.

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, prepare for commercialization, build our intellectual property portfolio, execute our business plan, raise capital, and provide general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through September 30, 2017, we raised $213.9 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.

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

We have never been profitable and our net loss from operations for the nine months ended September 30, 2017 and 2016 were $46.1 million and $28.3 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of CLS died on January 18, 2017.  Additionally, the complaint alleges that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

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

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $3.0 million research funding received from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.9 million for the nine-month period ended September 30, 2017, which reflects nine months of revenue recognized on a straight-line basis, based on the Company’s best estimates of work performed and qualifying cost incurred. In the future, we may generate revenue from product sales, contingent on marketing approval for one of our product candidates and market acceptance of that product. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SL-401	8,688,996	3,889,790	22,550,187	10,365,203
SL-801	714,725	762,857	1,889,133	1,895,484
SL-701	25,564	(173,811)	843,009	1,806,554
Personnel expenses	2,610,195	2,505,888	7,132,368	5,972,606
Other expenses	378,172	192,236	1,102,309	545,812
Total	12,417,652	7,176,960	33,517,006	20,585,659

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  chemistry, manufacturing and controls, or CMC, related costs, particularly as they relate to process characterization and validation expenses for SL-401 as required to support BLA submission requirements;

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

We anticipate that our research and development expenses will trend higher in future periods as we continue to develop SL-401, SL-801, and SL-701, prepare to commercialize SL-401, and continue to develop our other product candidates and our platform technology. We anticipate the majority of our research and development expense will be devoted to the development of SL-401, SL-801, and SL-701.

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

•                  the potential safety risks of our product candidates compared to other therapies;

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the nine months ended September 30, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (ASC 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is required to be applied either retrospectively to each prior reporting period presented (“full retrospective approach”) or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective approach”). The new standard is effective for reporting periods beginning after December 15, 2017. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We will adopt this amendment on January 1, 2018, and expect to utilize the full retrospective approach for a transition method.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amended income tax guidance.  This ASU simplifies the disclosure rules related to deferred taxes and requires that all deferred taxes be classified as non-current on the balance sheet.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016. We have adopted this ASU as of January 1, 2017, and do not expect the adoption to have a material impact on the financial statements.

As of January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017, while other amendments will be applied retrospectively, prospectively or using either a prospective or a retrospective transition method. Upon adoption on January 1, 2017, we are beginning to account for forfeitures as they occur rather than estimate a forfeiture rate and have recorded a cumulative-effect adjustment to equity of $0.7 million on the date of initial adoption. In periods subsequent to adoption, a higher expense will be recognized earlier during the respective vesting periods of stock-based awards that are not forfeited. As a result of the valuation allowance against our deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

Research and development expense.  Research and development expense was $12.4 million for the quarter ended September 30, 2017, compared with $7.2 million for the quarter ended September 30, 2016, representing an increase of $5.2 million. The higher costs are primarily driven by an increase of $2.4 million in manufacturing expenses to support our upcoming potential BLA filing for SL-401. We also incurred $2.1 million in higher regulatory costs to support our potential BLA filing for SL-401.

General and administrative expense.  General and administrative expense was $4.2 million for the quarter ended September 30, 2017, compared with $3.2 million for the quarter ended September 30, 2016, representing an increase of $1.0 million. The increase in expense was primarily attributable to $0.6 million in higher legal expenses. Additionally, the higher costs were due to $0.2 million of pre-launch expenses in support of a potential commercialization of SL-401 in BPDCN, if marketing approval from the FDA is received.

Interest income.  Interest income was $217,742 for the quarter ended September 30, 2017, compared with $132,006 for the quarter ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

Research and development expense.  Research and development expense was $33.5 million for the nine months ended September 30, 2017, compared with $20.6 million for the nine months ended September 30, 2016, representing an increase of $12.9 million. The higher costs are primarily driven by an increase of $6.1 million in manufacturing expenses to support a potential BLA filing for SL-401. We also incurred $3.7 million in higher regulatory costs to support our potential BLA filing for SL-401. Additionally, we incurred $1.8 million of higher cash and non-cash stock-based compensation expense, resulting from increased headcount. Partially offsetting these higher expenses was a decrease in clinical trial costs for SL-701 resulting from the study completing patient enrollment during 2016.

General and administrative expense.  General and administrative expense was $14.0 million for the nine months ended September 30, 2017, compared with $8.9 million for the nine months ended September 30, 2016, representing an increase of $5.1 million. The increase in expense was primarily attributable to higher legal fees of $2.5 million. Additionally, the higher costs were driven by $1.5 million in pre-launch expenses in support of preparing for potential commercialization of SL-401 in BPDCN, if marketing approval from the FDA is received, and an increase of $0.7 million in non-cash stock-based compensation expense.

Interest income.  Interest income was $543,753 for the nine months ended September 30, 2017, compared with $417,113 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, our cash, cash equivalents and short and long-term investments totaled $79.9 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 IPO and three subsequent follow-on public offerings. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception through September 30, 2017, we received net proceeds of $213.9 million primarily from the public sale of common stock from our 2013 IPO and three subsequent follow-on public offerings. On January 20, 2017, we completed a follow-on public offering, selling 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(35,854,332)	$(23,315,577)
Net cash (used in) provided by investing activities	(12,567,440)	18,896,040
Net cash provided by financing activities	48,371,064	171,332
Net decrease in cash and cash equivalents	$(50,708)	$(4,248,205)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for non-cash stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the nine months ended September 30, 2017 and 2016 primarily resulted from research and development expenses as we ramped up our manufacturing development activities relating to SL-401. Additionally, the net cash used in operating activities included pre-launch expenses in support of preparing for potential commercialization of SL-401 in BPDCN, if marketing approval from the FDA is received.

Investing activities.  The net cash (used in) provided by investing activities for the nine months ended September 30, 2017 and 2016, respectively, reflects the net of purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the nine months ended September 30, 2017 resulted primarily from the issuance of stock related to our follow-on public offering completed on January 20, 2017.  We sold 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million. The net cash provided by financing activities for the nine months ended September 30, 2016 resulted primarily from the issuance of stock related to the 2015 Employee Stock Purchase Plan.

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

•                  seek marketing approvals for our product candidates that successfully complete their pre-market clinical trials;

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

Tax Loss Carryforwards

As of September 30, 2017, we had net operating losses of $117.8 million for both federal and state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $21.5 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At September 30, 2017, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalent, short-term investments and long-term investments of $79.9 million as of September 30, 2017 and $67.6 million as of December 31, 2016, consisting of cash, U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2017 and December 31, 2016, all of our liabilities were denominated in our functional currency.

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

Each of the above lawsuits is premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of CLS died on January 18, 2017.  Additionally, the complaint alleges that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.

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

Before we generate any revenues from product sales in the United States or elsewhere, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA, qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practices, or CGMPs, submit a Biologics License Application, or BLA, or foreign equivalent, receive regulatory approval from the FDA or foreign regulatory agency, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others to ensure market acceptance of any products we commercialize. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have not submitted a BLA or a New Drug Application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any BLA or NDA will be filed within a specified period of time, or that any BLA or NDA or similar foreign marketing application will allow us to obtain or maintain marketing approval.  In addition, any marketing approval we may obtain may be for uses more limited than we expect or include contraindications or risk measures that limit its market acceptance.  We also cannot be certain that any of our product candidates will be successful in clinical trials that the clinical trials or data will support filing a BLA or NDA in the U.S. or elsewhere. We also cannot be certain that any of our product candidates will receive regulatory approval for trial initiation or marketing. Further, the FDA, an independent review committee, or IRC, or an oncologic drugs advisory committee, or ODAC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our revenues will be dependent, in part, upon the market acceptance of our products once approved as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We do not have the resources to conduct and oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, or CROs, CMOs, vendors and other service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by the Company may negatively impact our product development programs, including but not limited to program delays or preventing approval of our product candidates. We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval is typically similar in other countries, to obtain separate regulatory review and approval in many other countries, we must comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials, manufacturing, post-marketing commitments, and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

•                  clinical trial sites deviating from trial protocols or dropping out of a trial and our inability to add new clinical trial sites;

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

We intend to have ongoing interactions with the FDA over the course of 2017 and beyond regarding our product candidates, including our SL-401 Phase 2 pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. If the FDA reviews these data and determines additional data are needed to support a submission for regulatory approval in BPDCN, or that the data will not support a submission for regulatory approval in BPDCN, this could delay or halt our clinical trials or commercialization plans for SL-401 or our other product candidates, including requiring us to enroll additional cohorts or conduct additional clinical trials.

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

Reports of adverse events or other safety concerns involving SL-401, SL-801, or SL-701 could interrupt, delay or halt clinical trials of our clinical candidates, including the ongoing Phase 2 pivotal trial in BPDCN. For example, CLS is a known, sometimes fatal, and well-documented side effect of SL-401. Reports of additional CLS cases, or other adverse events or other safety concerns involving SL-401 or our other product candidates, could result in clinical trial delays including regulatory authorities putting trials on clinical hold or denying or withdrawing approval for trials of any or all indications. Further, there are no assurances that patients receiving SL-401 or our other product candidates with co-morbid diseases and/or indications not previously well-studied, will not experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving SL-401 or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, could require redesign of study protocols and conduct of additional trials, could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

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

•                  We are, or may in the future be, treating patients with certain diseases or conditions that have not been previously treated with SL-401. In these instances, we may choose to treat patients at several different doses and use multi-cycle dosing regimens to determine the optimal doses and schedules for both near-term and long-term safety and disease control in each indication.  Use of SL-401 in new disease populations and at new dosing regimens could produce unforeseen adverse reactions and events that could impact the development and ability to obtain marketing approval for SL-401.

•                  We may determine, based on safety and efficacy, that certain doses and regimens of SL-401 for particular indications are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

•                  We are developing SL-701 as an injection administered under the skin, or subcutaneously, in our trials. Two previous investigator-sponsored trials of an earlier version of SL-701 used this method of delivery. Another previous investigator-sponsored trial of an earlier version of SL-701 used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to immunogenic peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Our plan continued the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

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

We may not be able to continue clinical trials for our product candidates if we are unable to enroll a sufficient number of eligible patients to participate in these trials, including as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved or may commence competing clinical trials for the indications we are investigating. SL-401 and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases) with small available study populations. SL-401 is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the prevalence of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials. SL-801 is being assessed in a number of advanced solid tumors, some of which may have low prevalence rates and which could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities which could include the pre-requisite of an advisory panel, e.g. ODAC, review. In addition, approval policies, regulations, or the type and amount of preclinical, CMC, clinical pharmacology, and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical, CMC, clinical pharmacology, bioanalytical, immunogenicity or clinical studies to generate additional data required to support the submission of an Investigational New Drug application, or IND, or a BLA or an NDA to the FDA or comparable foreign authorities. An inadequacy in any of these areas, or a lack of personnel, financial resources or performance, including by third parties, could result in a delayed or unsuccessful regulatory filing. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data or the study design or execution from preclinical studies or clinical trials;

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

Our approach to the discovery and development of product candidates includes the targeting of cancer stem cells (CSC) which is unproven, and we do not know whether we will be able to develop any products of commercial value.

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

Based on preclinical and clinical data, we believe that, for some cancers, SL-401 may target both tumor bulk and CSCs. However, it is conceivable that SL-401 and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial or durable clinical outcome that outweighs the risks associated with the product. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer or any other disease or condition.

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

Any regulatory approvals that we or our potential strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, may contain product contraindications, warnings, or precautions that limit use of our product candidates or may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of our product candidates. In addition, if the FDA approves any of our product candidates, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory compliance requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with CGMPs for commercial manufacturing and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, any regulatory approvals covered under certain U.S. federal health care programs will trigger compliance with the Federal Physician Payment Sunshine Act reporting requirements and compliance with state marketing disclosure laws may also attach in certain jurisdictions. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have incurred net losses from operations from our inception through September 30, 2017 of approximately $194.0 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2017, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-801, and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

•                  the timing of, and the costs involved in, seeking regulatory approvals for our product candidates;

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

•                  develop and maintain CGMP compliant manufacturing and distribution capabilities sufficient to support the intended scope of our preclinical and clinical development plans and the potential commercial demand for our product(s);

•                  complete required process characterization and validation activities to support any planned regulatory submission, including manufacture of at least 3 consecutive successful process validation batches for drug substance and at least 3 consecutive successful process validation batches for drug product;

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that may potentially compete including Astellas Pharma U.S., Inc., Bionomics Limited, Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), OncoMed Pharmaceuticals, Inc., Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, Stemcentrx, Inc., Sumitomo Dainippon Pharma Co. Ltd., Verastem, Inc., and others. Additionally, there are a number of companies working to develop new treatments, which may compete with SL-401 and SL-801, including AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genmab, Genzyme Corporation (now a Sanofi company) Immunogen, Janssen Pharmaceutical Companies of Johnson & Johnson, Karyopharm Therapeutics, Inc., MustangBio, Inc., Novartis AG, Seattle Genetics, Inc., Sunesis Pharmaceuticals, Inc., and Xencor, among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus

Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG, and others.

Many of our competitors have substantially greater commercial infrastructures and financial, technical and personnel resources than we have. In addition, many are farther along in their clinical development programs.  We may not be able to compete unless we successfully:

•                  design and develop products that address an unmet medical need or demonstrate a superior benefit/risk profile to other products in the market;

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of November 9, 2017, we had 32 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure. Should we receive regulatory approval of any product candidates, we would be opportunistic in seeking to either build our own commercial infrastructure to commercialize SL-401, SL-801, SL-701 or any other future product candidates if and when they are approved, or enter into contract research, contract sales, or licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

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

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our product candidates. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action.  Should we commercialize our product candidates on our own and build our own sales and marketing organization, to do so, there is also a risk that our employees may engage in conduct that subjects us to significant regulatory enforcement action.  The sale of pharmaceutical products is subject to numerous regulatory and legal restrictions in promotional statements that may be made regarding a product’s benefits and risks in addition to certain restrictions and limitations on interactions with health care professionals.

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

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. The Supreme Court upheld the ACA in the main challenge to the constitutionality of the statute in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.  Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress but have been met with strong opposition and have not been enacted so far. The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and currently is proposing to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program.

Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass ACA repeal legislation, including the Better Care Reconciliation Act of 2017, so far have been unsuccessful.

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

We are currently advancing our clinical stage product candidates through multiple corporate-sponsored clinical trials under corporate-sponsored INDs. Previously, we had not sponsored any INDs or any clinical trials relating to SL-401, SL-801, or SL-701. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third-parties, for one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. Thus, we only have one third-party manufacturer for each of our product candidates. Because of this arrangement, there is a greater risk that issues in execution or changes in business focus and/or product risk assessments at a third-party manufacturer could cause delays in the clinical development or manufacture of a product candidate than if we used more than one third-party manufacturer for each product candidate. For each of our product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers could receive inspection findings from regulatory authorities that require investigation and remediation and could result in business interruptions affecting the production of our product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturer shortages or supply shortages of their vendors.  We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA approval of any new manufacturer would also be required. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the U.S. and other countries with respect to our product candidates or any future product candidate that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. We cannot be certain that patents will be issued, or that issued or allowed patents will not later be found to be invalid and/or unenforceable. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection.

The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the U.S. have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the U.S. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of patentable subject matter, novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Furthermore, any claims asserted against accused infringers could provoke those parties to petition the USPTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology, StemScreen®. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, adverse results on U.S. patents may affect related patents in our global portfolio.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Claims that our product candidates or StemScreen®, or the sale or use of our products or technology infringe the patent rights of third-parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our product candidates, the use of our product candidates, or our platform technology, StemScreen®, do not infringe third-party patents or other intellectual property. Third-parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third-parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third-parties could also adversely affect our business. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. For example, we are aware of a third-party European patent with certain claims directed to one of the peptides used in SL-701. We may need to seek a license with respect to one or more of these third-party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on commercially acceptable terms. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, could result in us having to cease commercialization of our products and/or subject us to money damages in such territories.

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

If third-parties successfully assert intellectual property rights against us, we might be barred from using certain aspects of our platform technology, or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a patent owner. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner, in order to continue our research and development programs or to market our product(s). It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize certain products, or both.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into strategic partnerships that would help us bring our product candidates to market.  Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately.

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

SL-401, SL-801, SL-701, as well as some of our other product candidates and our platform technologies, are protected by intellectual property licensed from third parties, including academic institutions. If the licensors terminate the licenses, or fail to prosecute, maintain, enforce, and/or defend the licensed patents and patent applications, our competitive position, market share, and business prospects would be harmed.

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

We depend on our licensors to protect the proprietary rights covering our product candidates and we have limited, if any, control over the amount or timing of resources that they devote on our behalf, or the priority they place on, maintaining patent rights and prosecuting patent applications to our advantage. Moreover, we have limited, if any, control over the strategies and arguments employed in the maintenance of patent rights and the prosecution of patent applications to our advantage. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. Moreover, and possibly unbeknownst to us, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors to protect a substantial portion of our proprietary rights and to inform us of the status of those protections and efforts thereto.

Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.

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

In addition to patents, we rely on trade secrets, technical know-how, and proprietary information concerning our business strategy in order to protect our competitive position in the field of oncology. In the course of our research and development activities and our business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement upon joining our company. We take steps to protect our proprietary information, and our confidentiality agreements are carefully drafted to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently, and we may not be able to obtain adequate remedies for such breaches. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

Trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information to competitors.

Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States sometimes are less willing than U.S. courts to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•                  Others may be able to make compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•                  We or our licensors or any future strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•                  We or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;

•                  Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•                  It is possible that our pending patent applications will not lead to issued patents;

•                  The scope of our issued patents may not extend to competitive products developed or produced by others;

•                  Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•                  Our competitors might conduct research and development activities in countries where we do not have patent rights, or where the applicable laws provide a safe harbor exemption from infringement liability for certain research purposes, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•                  We may not develop additional proprietary technologies that are patentable; and

•                  The intellectual property rights of others may have an adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharma industry involve both technological and legal complexities and is costly, time-consuming and inherently uncertain. In addition, in recent years, Congress has passed patent-reform legislation providing new or revised limitations on attaining, maintaining and enforcing patent rights in the U.S. Further, the Supreme Court has issued several decisions in patent cases in recent years, which either narrow the scope of patent protection or weaken the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could hinder our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

•                  changes in the structure of healthcare payment systems and product pricing restrictions;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.1 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., dated June 20, 2017, filed as Exhibit 3.2 to Form 10-Q on August 8, 2017 (File No. 001-35619) and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2017.

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

Date: November 9, 2017	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)