Form 10-K
period 2017-12-31
STEMLINE THERAPEUTICS INC
filed 2018-03-16
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $205,840,220 as of June 30, 2017, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 30,210,274 shares of the registrant’s common stock outstanding as of March 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1.  Business

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. Our clinical pipeline includes: SL-401, SL-801, and SL-701.

SL-401 pivotal data; plans for registration and potential commercialization: SL-401 has completed a pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN, and has successfully met the primary endpoint of the trial. SL-401 is a targeted therapy directed to the interleukin-3 receptor-a, or CD123. SL-401 was granted breakthrough therapy designation, or BTD, by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with BPDCN. Based on the trial results and other data, we expect to complete submission of a rolling Biologics License Application, or BLA, with the FDA in the first half of 2018. If successful, SL-401 would be the first drug ever approved for this indication, and pre-launch activities are underway in preparation for this potential outcome.

SL-401 additional clinical activities: SL-401 is also being assessed in additional indications, including in Phase 1/2 clinical trials of chronic myelomonocytic leukemia, or CMML, myelofibrosis, or MF, acute myeloid leukemia, or AML, and multiple myeloma. Preliminary data from some of these programs were presented at the 2017 American Society of Hematology, or ASH, Annual Meeting and Exposition, and further updates are expected this year.

Additional clinical-stage candidates: SL-801 is a novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein involved in a variety of cancers. SL-801 is being assessed in a Phase 1 dose escalation trial of patients with advanced solid tumors. Preliminary data were presented at the European Society of Medical Oncology, or ESMO, Annual Congress 2017, and further updates are expected this year as dose escalation continues. SL-701, an immunotherapeutic, has completed a Phase 2 trial of patients with relapsed/refractory glioblastoma, or GBM. Data were presented at the 2017 Society for Neuro-Oncology, or SNO, meeting, and further updates are expected this year.

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

Management

We are led by a team with extensive experience in the biopharmaceutical industry including:

•                  Ivan Bergstein, M.D. — Chairman, Chief Executive Officer and President. Dr. Bergstein is Chief Executive Officer and Founder of Stemline Therapeutics. Dr. Bergstein has managed the company’s evolution from early-stage research and development to current late clinical stage. Prior to founding Stemline, Dr. Bergstein was Medical Director of Access Oncology, Inc., a clinical stage oncology-focused biotechnology company where he was a key member of a small team responsible for the acquisition and development of the company’s clinical stage assets and ultimately the sale of the company to Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX). Previously, he was a senior biopharmaceuticals analyst at a Wall Street-based firm that advised funds on investment opportunities in public companies with late clinical stage assets. He received a BA in mathematics from the University of Pennsylvania and was elected to the Pi Mu Epsilon National Mathematics Honor Society, and then received an MD from the Mount Sinai School of Medicine where he was elected to the Alpha Omega Alpha Honor Medical Society, received the Merck Award for Clinical Excellence, and subsequently completed an internship in general surgery. He then became the Jerome A. Urban Post-Doctoral Research Fellow at the Cornell University Medical College where he studied and published work relating to Wnt genes in human breast cancer. He then completed an internal medicine residency and hematology-oncology fellowship at the New York Presbyterian Hospital — Weill Medical College of Cornell University where he studied and published work on gene therapy manipulations of the sonic hedgehog pathway.

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

Strategy

Our goal is to build a leading biopharmaceutical company focused on improving the lives of patients by developing and commercializing innovative therapeutics for difficult to treat cancers. The fundamental components of our business strategy to achieve this goal include the following:

•                  Develop and potentially commercialize SL-401. SL-401 has been granted breakthrough therapy designation, or BTD, by the FDA for the treatment of blastic plasmacytoid dendritic cell neoplasm, or BPDCN. We have completed a pivotal Phase 2 trial of SL-401 in patients with BPDCN and the trial has met its primary endpoint. We plan to complete submission of a biologics license application, or BLA, in the first half of 2018. In anticipation of success, which we cannot guarantee, we are currently building out a commercial infrastructure to market and sell SL-401, if it attains marketing approval.

•                  Develop SL-401 in additional indications. We are also assessing SL-401 in additional indications including in Phase 1/2 trial of patients with chronic myelomonocytic leukemia, or CMML, and myelofibrosis, or MF. SL-401 is also being assessed in Phase 1/2 trials of other indications including acute myeloid leukemia, or AML, and multiple myeloma, as a single agent and in combination with other therapies.

•                  Develop SL-801 in multiple cancer types. We are advancing SL-801 through a Phase 1 trial in adult patients with advanced solid tumors. Patients are currently enrolling in this dose escalation study and receiving SL-801 as a single agent.

•                  Develop SL-701 in brain cancer. We have completed a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma multiforme, or GBM. Patients received SL-701 alone or in combination with bevacizumab, with immunostimulants. Data are being analyzed and we expect to provide updates for the program later this year.

SL-401

Overview

SL-401 is a novel targeted therapy directed to the interleukin-3 receptor-a, or CD123, a target present on a wide range of malignancies. SL-401 was granted breakthrough therapy designation, or BTD, by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. SL-401 has completed a pivotal Phase 2 trial in patients with BPDCN and has met the primary endpoint of the trial. Based on these and other data, we expect to complete submission of a rolling Biologics License Application, or BLA, with the FDA in the first half of 2018. If successful, SL-401 would be the first drug ever approved for this indication. Pre-launch activities are underway in preparation for this potential outcome.

In parallel, we are also conducting additional development activities. SL-401 is being assessed in Phase 1/2 clinical trials of other indications including chronic myelomonocytic leukemia, or CMML, and myelofibrosis, or MF, acute myeloid leukemia, or AML, and multiple myeloma. Preliminary data from some of these programs were presented at the 2017 American Society of Hematology, or ASH, Annual Meeting and Exposition, and further updates are expected this year. Factors that may impact next steps for SL-401 in these additional indications include enrollment trends, adverse events, safety and efficacy results, regulatory paths, commercial landscape, and other medical, business, and practical considerations.

SL-401 design and mechanism of action

SL-401 is a novel targeted therapy directed to the IL-3R (CD123). SL-401 is comprised of human IL-3 recombinantly fused to a truncated diphtheria toxin, or DT, payload engineered such that IL-3 replaces the native DT receptor-binding domain. In this way, the IL-3 domain of SL-401 directs the cytotoxic DT payload to cells expressing CD123. Upon internalization, SL-401 irreversibly inhibits protein synthesis and induces apoptosis of the target cell. Given this novel mechanism of action, there is a potential to develop SL-401 as a single agent and in combination with other therapies.

CD123 is normally expressed on certain maturing hematopoietic cells, including maturing myeloid cells, B cells, plasmacytoid dendritic cells, or pDCs, mast cells, basophils and eosinophils, and appears to be involved in cell maturation, differentiation, and survival. CD123 does not appear to be expressed to a significant degree on normal hematopoietic stem cells.

CD123 is expressed on multiple malignancies including BPDCN, AML, certain myeloproliferative neoplasms, or MPNs, myelodysplastic syndrome, or MDS, chronic myeloid leukemia, or CML, B-cell acute lymphoid leukemia, or B-ALL, hairy cell leukemia, Hodgkin’s and certain non-Hodgkin’s lymphomas. In addition to expression on tumor bulk, CD123 expression has been reported on the cancer stem cells, or CSCs, of certain hematologic cancers including AML, CML, MDS, and potentially T-cell ALL. In addition, elevated CD123 expression has been correlated with poor prognosis in certain hematologic cancers (Vergez in Haematologica, 2011, Testa in Biomarker Research, 2014).

Notably, CD123+ pDCs, which are the cell of origin for BPDCN, have also been reported in the microenvironment of certain tumors including multiple myeloma, CMML and other MPNs, and some solid tumors where they could play a tumor-promoting role (and preclinically, have been shown to be tumor-promoting in myeloma). CD123+ pDCs have also been implicated in the pathogenesis of certain autoimmune diseases, including scleroderma and cutaneous lupus, and is a potential therapeutic target for these conditions.

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

In addition, SL-401 demonstrated high potency against BPDCN cells from patients, with an IC50 in the femtomolar (10-15 molar) range. SL-401 has also demonstrated preclinical activity against additional CD123+ malignancies including chronic eosinophilic leukemia, where it produced IC50 values in the low single-digit picomolar (10-12 molar) range. SL-401 has also shown potent in vitro anti-leukemia activity against CML tumor bulk and CML CSCs, and increased survival in mouse models of human CML taken from patients who were resistant to tyrosine kinase inhibitors, or TKIs. SL-401 has also been shown to possess a synergistic anti-CML effect when used in combination with certain TKIs. SL-401 has also demonstrated in vitro anti-tumor activity against several lymphoid cancer types, including lymphoid leukemia (e.g., T cell acute lymphoid leukemia, or T-ALL), Hodgkin’s and non-Hodgkin’s lymphoma, and multiple myeloma, or MM. SL-401 appears to have both a direct as well as an indirect anti-MM effect, the latter seemingly caused by SL-401’s ability to target IL-3R+ hyperproliferative plasmacytoid dendritic cells, or pDC, (the cell of origin of BPDCN) that may provide a novel immune-associated growth stimulus to their neighboring MM cells. This is notable for several reasons including the drug’s novel mechanism of anti-MM action as well as linking MM and BPDCN via a common cell type (pDC), and the CD123 target. SL-401 has also been shown to have a synergistic effect against MM in preclinical systems when combined with existing therapies including pomalidomide (Pomalyst®), lenalidomide (Revlimid®) and bortezomib (Velcade®). Neighboring pDCs have been reported in the microenvironment of additional tumor types including chronic myelomonocytic leukemia, or CMML.

Phase 1/2 clinical trial of SL-401 in BPDCN

SL-401 was initially evaluated in an investigator sponsored Phase 1/2 clinical trial in patients with advanced hematologic cancers; a trial which has since completed. In this trial, SL-401 administered intravenously over a single, five-day cycle demonstrated anti-tumor activity, including complete responses, or CRs, largely in BPDCN, but also in relapsed/refractory, or r/r, AML with common adverse reactions being transaminitis, thrombocytopenia, fever and chills, and capillary leak syndrome (Frankel et al. Blood 124, 2014; ASH 2013 Poster #2682; ASCO 2013 Poster #7029; ASH 2015 Poster #3795). We then conducted a corporate-sponsored pivotal trial of SL-401 in BPDCN.

Pivotal Phase 2 clinical trial of SL-401 in BPDCN

On October 31, 2017, we announced that the pivotal Phase 2 trial of SL-401 in BPDCN met its primary endpoint.

The pivotal Phase 2 trial of SL-401 in BPDCN was a multicenter, open label, non-randomized, single arm clinical trial. We believe this trial is the largest multicenter prospective study ever conducted in BPDCN. The trial enrolled 45 BPDCN (32 first-line, 13 relapsed/refractory) patients at 7 sites in the U.S. Patients received SL-401 dosed intravenously on days 1-5 of a 21-day cycle for multiple consecutive cycles. The trial consisted of 3 Stages: Stage 1 (lead-in, dose escalation), Stage 2 (expansion), and Stage 3 (pivotal, confirmatory). To ensure ongoing patient access to SL-401, we are currently enrolling both first-line and relapsed/refractory BPDCN patients in an additional cohort, Stage 4.

In December 2017, we presented detailed data from the pivotal trial at the 2017 American Society of Hematology, or ASH, Annual Meeting and Exposition, in Atlanta, GA. Based on results from Stage 1, which included patients with BPDCN or acute myeloid leukemia, SL-401 dosed at 12 mcg/kg/day was selected for use in subsequent Stages for BPDCN. The most common treatment-related adverse events, or TRAEs, with SL-401 at 12 mcg/kg/day in BPDCN (Stages 1, 2, and 3) (n=42) were alanine aminotransferase increase (52%), aspartate aminotransferase increase (50%), hypoalbuminemia (50%), and thrombocytopenia (38%). TRAEs included capillary leak syndrome, or CLS, (19%), which was grade 5 in 2.4% (1/42) of BPDCN patients at 12 mcg/kg/day, 2.0% (3/153) of all patients across all trial indications at all doses, and 0.8% (1/119) of patients across all trial indications at 12 mcg/kg/day. After the ASH presentation, and as reflected here, we obtained additional information that led to one fewer grade 5 CLS event than previously reported at ASH. In first-line BPDCN patients who received SL-401 at 12 mcg/kg/day, the overall response rate, or ORR, was 90% (26/29) with a 72% (21/29) rate of CR + CRc + CRi (CR = complete response; CRc = clinical complete response: absence of gross disease with minimal residual skin abnormality; CRi = CR with incomplete hematologic recovery) by investigator assessment. 45% (13/29) of these patients were bridged to stem cell transplant, or SCT, following remission on SL-401. In relapsed/refractory BPDCN patients (all of whom received SL-401 at 12 mcg/kg/day in Stages 1 and 2; n=13), there was a 69% (9/13) ORR and a 38% (5/13) CR + CRc + CRi rate.

Stage 3 of the Phase 2 trial was designed to provide the pivotal, confirmatory evidence of efficacy of SL-401 in BPDCN. In Stage 3, 13 first-line BPDCN patients were enrolled and received SL-401 at 12 mcg/kg/day. Stage 3 met its primary endpoint, with a CR + CRc rate of 54% (7/13) (95% Confidence Interval: 25.1, 80.8) by investigator assessment. The lower bound of the 95% confidence interval of the primary endpoint exceeded the pre-specified 10% rate. ORR was 77% (10/13). 46% (6/13) of patients were bridged to SCT following remission on SL-401. 86% (6/7) of complete responders were relapse-free at 5+ to 8+ months, ongoing as of the presentation.

Regulatory, biologics license application (BLA), and potential commercialization of SL-401 in BPDCN

SL-401 was granted breakthrough therapy designation, or BTD, by the FDA in August 2016. SL-401 was also awarded Orphan Drug status by the FDA for the treatment of AML in February 2011 and for BPDCN in June 2013. The European Medicines Agency, or EMA, awarded Orphan Drug status to SL-401 for the treatment of AML in September 2015 and for BPDCN in November 2015.

We believe that the results of this pivotal trial of SL-401 in BPDCN could support marketing approval, and we plan to include such results as part of a Biologics License Application, or BLA, that seeks U.S. marketing approval. We are pursuing a rolling BLA submission and believe that such a submission could be completed in the first half of 2018. If successful, we project marketing approval could be attained in the second half of 2018, or soon thereafter. Later this year, we anticipate feedback from the European Medicines Agency, or EMA, regarding a potential regulatory filing.

Stemline’s commercial group continues to build out its infrastructure and optimize launch readiness within the BPDCN market. The organization is focused on preparing the market, the product, and the organization for the successful launch of SL-401 should it be approved. In December 2017, we launched our BPDCN disease awareness campaign at the American Society of Hematology, or ASH, Annual Meeting. One of the campaign’s primary goals is to try to ensure that multidisciplinary healthcare professionals, including hematologist-oncologists, dermatologists, pathologists, and allied healthcare professionals are appropriately testing for CD123 to bring the diagnosis of BPDCN to the forefront and to limit misdiagnoses and underdiagnoses. The campaign highlights the importance of CD123 as a key diagnostic marker for correct patient diagnosis. Access to SL-401, should it be approved, remains a top priority within our managed care group with key success criteria identified as removing hurdles to product access and reimbursement. We are setting up a formal patient assistance program and 501(c)(3) foundation support for those that require assistance. Marketing, sales and medical affairs efforts are focused on scaling up to a “right size” staffing model with continued refinement to launch strategies and tactics for launch effectiveness.

SL-401 Clinical Trials in Additional Indications

Chronic myelomonocytic leukemia, or CMML, and Myelofibrosis, or MF

SL-401 is being assessed in a Phase 1/2 clinical trial in advanced myeloproliferative neoplasms, or MPN, focused on chronic myelomonocytic leukemia, or CMML, and myelofibrosis, or MF. This trial consists of a lead-in, dose escalation stage, 3x3 design (Stage 1) in which patients receive SL-401 as a daily intravenous infusion at 7, 9, or 12 mcg/kg/day for days 1-3 of a 21-day cycle. Stage 1 was followed by an expansion stage (Stage 2) enrolling MPN patients at the dose (12 mcg/kg/day) determined by Stage 1.

As reported at the 2017 ASH annual meeting in December 2017, 24 patients with advanced MPN (11 relapsed/refractory CMML; 12 relapsed/refractory MF) received SL-401 in Stages 1 and 2. In Stage 1, 12 mcg/kg/day was the highest tested dose for MPN, and a maximum tolerated dose, or MTD, was not reached. Stage 1 (n=9 patients) completed enrollment, and Stage 2 (n=15 patients) is ongoing. Median age was 69 years (range: 43-81); 54% were male. 71% (17/24) of patients had splenomegaly by physical examination. In Stage 1, no dose limiting toxicities, or DLT, were identified and a MTD was not reached. In Stages 1 and 2, the most common treatment-related adverse events, or TRAEs, included hypoalbuminemia (33%), thrombocytopenia (33%), and fatigue (29%). Most common TRAEs (grade 3 or higher), include thrombocytopenia (24%) and anemia (19%). Capillary leak was reported in 24% (5/21) evaluable patients: 4 cases were grades 1-2 and 1 case was grade 3.

In relapsed/refractory CMML, 71% (5/7) of patients with baseline splenomegaly had a >50% reduction in spleen size by physical examination. One relapsed/refractory CMML patient had a CR (14+ months on treatment) comprised of a bone marrow CR, or BMCR, and a 100% spleen reduction (5 to 0 cm, or not palpable).

In relapsed/refractory MF, 50% (5/10) of patients with baseline splenomegaly had spleen reductions of >25% (range: 29-100%) by physical exam, including 3 patients (30%) with spleen reductions >35%. Notably, 2 out of 3 patients had baseline thrombocytopenia: 1 patient with platelets <100K/microliter and 1 patient with platelets <50K/microliter.

We continue patient enrollment and follow-up in the trial. Based on the results to date, we believe SL-401’s favorable tolerability and preliminary signs of activity support continued development and evaluation of possible registration-directed trial designs. Updates relating to this trial are expected later this year, including decisions regarding next steps for SL-401 in one or more of these indications. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory paths, commercial landscape, and other medical, business, and practical considerations.

AML in complete remission with minimal residual disease, or MRD

SL-401 is being assessed in a Phase 1/2 clinical trial in AML in complete remission with minimal residual disease, or MRD. This trial consists of a lead-in, dose escalation stage, 3x3 design (Stage 1) in which patients received SL-401 as a daily intravenous infusion at

7, 9, or 12 mcg/kg/day for days 1-5 of a 21 or 28-day cycle. Stage 1 was followed by an expansion stage (Stage 2) enrolling AML patients in complete remission with MRD at the dose (12 mcg/kg/day) determined in Stage 1.

As reported at the 2017 ASH annual meeting in December 2017, 16 AML patients in complete remission with high risk of relapse including MRD received SL-401 in Stages 1 and 2, including 14 patients in first CR and two patients in second CR. In Stage 1, 12 mcg/kg/day was the highest tested dose for this trial; a maximum tolerated dose, or MTD, was not reached. Stage 1 (n=9 patients) has completed enrollment and enrollment in Stage 2 with SL-401 at 12 mcg/kg/day is ongoing. No DLTs or MTD were identified in Stage 1. The most common TRAEs in Stages 1 and 2 include hypoalbuminemia (44%), ALT increase (38%), AST increase (38%), and thrombocytopenia (38%). The most common TRAEs, grade 3 or higher, included ALT increase (31%), AST increase (25%), and thrombocytopenia (19%). Five patients were relapse-free for over 5 months (range 5+ to 14+), including 1 patient who went to stem cell transplant, or SCT, after 3+ months on SL-401, 2 patients (8+ and 14+ months on SL-401) following allogeneic SCT.

We continue patient enrollment and follow-up in the trial, including for MRD alterations and response duration. Given preclinical data indicating potential synergies between SL-401 and azacitidine in AML and high-risk MDS, and the ongoing clinical trial assessing the combination of SL-401 and azacitidine in AML, we are also considering a transition to combination therapy in this indication. Further updates are expected later this year. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory paths, commercial landscape, and other medical, business, and practical considerations.

Multiple myeloma

SL-401, in combination with pomalidomide and dexamethasone, is being assessed in a Phase 1/2 clinical trial in relapsed/refractory multiple myeloma. In previous studies, plasmacytoid dendritic cells, or pDCs, the cells which when malignant become BPDCN, were found to be present in the bone marrow microenvironment of patients with multiple myeloma (Chauhan in Cancer Cell, 2009). These CD123+ pDCs were also found to possess growth-promoting interactions with their neighboring myeloma cells, as well as additional interactions with immune effector T cells and natural killer, or NK, cells in the myeloma bone marrow milieu (Ray in Leukemia, 2015). In preclinical studies, SL-401 has been shown to possess an anti-myeloma effect both directly against myeloma cells as well as indirectly via inhibition of surrounding pDCs, a potentially novel immune-associated mechanism (Chauhan in Journal of Clinical Oncology, 2013; Chauhan in Journal of Clinical Oncology, 2014; Chauhan et al. Blood 2015). SL-401 has also demonstrated synergy with several standard anti-myeloma agents, including pomalidomide, in preclinical studies of myeloma (Ray in Blood, 2014). This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. The main objectives of the clinical study are to determine safety, potential signals of anti-pDC activity, and potential signals of clinical activity with SL-401 in combination with other agents. The trial is currently open to enroll patients in Stage 1, and we plan to consider the information from this trial, moving forward, to inform key elements of a combination regimen to align administration schedules with available agents. We believe that this potential anti-pDC mechanism may have ramifications not only relating to myeloma but also other indications including certain MPNs as well as some solid tumors and autoimmune diseases.

Updates relating to this trial are expected later this year, including decisions regarding next steps for SL-401 in this indication. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory paths, commercial landscape, and other medical, business, and practical considerations.

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

Acute myeloid leukemia (AML)

AML is a hematologic cancer characterized by dysregulated maturation of myeloid cells and failure of the bone marrow to properly function. AML is the most common type of acute leukemia in adults. Approximately 21,350 new AML cases occur annually in the United States, and approximately 27,500 new cases occur annually in Europe. The average age of an AML patient is 67 years. The one-year survival rate for AML after first relapse is approximately 20%. Current first-line treatments for AML include chemotherapy drugs such as cytarabine in combination with an anthracycline such as daunorubicin. In certain circumstances, allogeneic stem cell transplantation is also used. In second-line AML, typical therapies include additional chemotherapy, often cytarabine again at various dosages and regimens. Despite a moderate to high proportion of patients obtaining a CR with first- and second-line chemotherapy, many of these responding patients still unfortunately have a high relapse rate and poor OS and thus are in need for additional measures for longer term benefit.

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

Multiple myeloma (MM)

MM is a hematologic malignancy that is characterized by the dysfunction of plasma cells, which are white blood cells that produce antibodies. During MM, malignant plasma cells overproduce abnormal monoclonal antibodies and can interfere with normal blood cell function in the bone marrow leading to immunodeficiency. Other common clinical manifestations of advanced MM include osteolytic bone lesions and renal disease. The bone marrow, or BM, microenvironment confers growth, survival, and drug resistance of MM cells, and it has recently been shown that plasmacytoid dendritic cells, or pDCs, which express high levels of IL-3R, are significantly increased in the BM of patients with MM and promote MM proliferation. Approximately 30,000 new cases of MM are reported annually in the United States (National Institute of Health, National Cancer Institute, 2016) and approximately 33,000 new MM cases are reported annually in Europe. The median age at diagnosis is 69 years. Patients who are transplant eligible have five-year survival rates of over 70%, while for elderly transplant-ineligible patients the rate is approximately 50%. Despite FDA approved therapies for MM, including thalidomide (Thalomid®), lenalidomide (Revlimid®), bortezomib (Velcade®), dexamethasone (Decadron®), carfilzomib (Krypolis®), pomalidomide (Pomalyst®), daratumaumab (Darzalex®), ixazomib (Ninlaro®), elotuzumab (Empliciti®), and panobinostat (Farydak®), many patients relapse from the disease.

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

Chronic Myeloid Leukemia (CML)

Chronic myeloid leukemia, or CML, is a hematopoietic stem cell disease resulting in impaired bone marrow function. Approximately 8,950 new cases are reported annually in the United States and approximately 10,000 new cases are reported annually in Europe. The five-year OS rate for CML patients is 62%. When CML advances to an accelerated or blastic phase, the median OS is approximately one year. In patients who have failed or are intolerant to tyrosine kinase inhibitors, or TKIs, a relapsed or refractory setting, the median OS is four to 11 months. Current first-line treatments for CML include TKIs such as: imatinib (Gleevec®), nilotinib (Tasigna®), dasatinib (Sprycel®) and ponatinib (Iclusig®). In cases of relapse, second and third-line treatments include a TKI not previously used in that patient. In certain circumstances, interferon or bone marrow transplantation is also used.

Hodgkin’s lymphoma (HL)

Hodgkin’s lymphoma, or HL, is a cancer of the lymphatic system that commonly affects lymph nodes in the neck or the area between the lungs and behind the breastbone. Approximately 8,250 new HL cases occur annually in the United States (National Institute of Health, National Cancer Institute, 2016) and approximately 19,000 cases occur annually in Europe (World Health Organization, International Agency for Research on Cancer). The disease has four subtypes, including nodular sclerosis, lymphocyte-rich, mixed cellularity, and lymphocyte-depleted HL, all of which produce increased numbers of a unique cell type called “Reed-Sternberg” cells. These cells are considered to be the clonal tumor cells of HL and are known to express the IL-3R. Although combination chemotherapy and/or radiation therapy are effective at combating this disease, 20-30% of patients relapse after initial treatment or have primary refractory disease. Of these patients, those who do not obtain CR prior to transplantation, or who relapse after second line therapy, have few effective therapeutic options. In 2015, brentuximab vedotin (Adcentris®) received regulatory approval in the United States and elsewhere for the treatment of relapsed or refractory HL. In addition, immunotherapies are approved for third-line patients.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein implicated in a variety of malignancies. SL-801 has demonstrated preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and help optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801.

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

In September 2017, we presented an update on the SL-801 Phase 1 trial in patients with advanced solid tumors at the European Society of Medical Oncology, or ESMO, Annual Congress 2017 in Madrid, Spain. No dose limiting toxicity, or DLT, or maximum tolerated dose, or MTD, was identified. The most common TRAEs, through six dosing cohorts, include nausea (42%), fatigue (29%), diarrhea (21%), vomiting (17%), and decreased appetite (17%). The most common TRAEs, grade 3, were nausea (4%) and diarrhea (4%). There were no TRAEs above grade 3. Through these six dosing cohorts, stable disease, or SD, was reported in 38% (9/24) of patients, with tumor shrinkages (range: 3% to 21%) noted in some heavily pre-treated patients. Dose escalation is ongoing, with the ninth dosing cohort currently enrolling.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on certain malignancies including brain cancer. SL-701 is comprised of 3 short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin; two of these synthetic peptides (IL-13Rα2 and survivin) are mutant and believed to enhance immune activity. We completed a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma, or GBM.

Several previous investigator-sponsored trials utilizing an earlier version of SL-701 demonstrated clinical activity and manageable safety in adults and children with advanced brain cancers. We subsequently conducted and completed a corporate-sponsored Phase 2 trial, which consisted of 2 stages (Stage 1 and Stage 2). In Stage 1 of this trial (n=46 patients), SL-701 was administered as a single agent, with the immunostimulants GM-CSF and Imiquimod. In Stage 2 of the trial (n=28 patients), SL-701 was administered in combination with bevacizumab, with the immunostimulant poly-ICLC. Both Stages of the trial have completed enrollment and dosing, and patients are being followed for outcomes including survival. Preliminary data were presented at the Society for Neuro-Oncology, or SNO, meeting in November 2017 demonstrating major responses and durable stable diseases with SL-701 alone and in combination with bevacizumab in second-line GBM with a manageable safety profile. In Stage 1, one patient had a partial response, or PR, of 18+ month duration (ongoing), and there were 15 stable diseases, or SD, 6 of which were at least 5 months duration (range: 5 to 28+ months, ongoing). In Stage 2, 2 patients had complete responses, or CR, and 4 patients had PRs, for an ORR of 21% (6/28). SL-701 was generally well-tolerated. The most common treatment-related adverse events, or TRAEs, were fatigue (22%) and injection site reaction (18%). In Stage 2, the median overall survival, or OS, was 11.7 months with a 48% 12-month OS rate. In addition, analyses indicate that SL-701 generated target-specific CD8+ T-cell responses in some patients experiencing clinical benefit, consistent with its mechanism of action. Data are being analyzed and will be considered when deciding next steps for the program. These steps may include conducting larger studies, including randomized studies, single arm studies, further combination studies with novel agents, (e.g., checkpoint inhibitors), that could be conducted alone or via partnerships, or cessation of the program. If additional studies are conducted, this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending upon the choice and availability of immunostimulants.

SL-701 was awarded Orphan Drug designation from the FDA for the treatment of glioma in January 2015.

Preclinical pipeline

SL-501 and SL-101

We believe that CD123 is a rapidly emerging target in oncology with potential for broad application in hematologic cancer with promise beyond hematologic cancer in certain solid tumors and autoimmune disease. With this in mind, we are developing a platform of compounds that target CD123, led by our lead clinical stage asset, SL-401. SL-501 and SL-101 are both novel CD123-targeted therapies in preclinical development. SL-501 is a high-affinity variant of SL-401 that has shown potency, in vitro and in vivo, against several hematologic tumor types, including acute myeloid leukemia, or AML, chronic myeloid leukemia, or CML, Hodgkin’s lymphoma, or HL, and Non-Hodgkin’s lymphoma, or NHL. SL-101 is a single chain monoclonal antibody fragment (mAb)-conjugate that binds to CD123 and has shown in vitro and in vivo activity against a variety of hematologic cancers. In addition to oncology opportunities, we may also choose to evaluate the utility of these CD123- targeted agents in various autoimmune diseases, such as scleroderma and cutaneous lupus, in which the CD123-expressing plasmacytoid dendritic cell, or pDC, the precursor cell of BPDCN, may play a role.

SL-901

SL-901 is a small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma Sprl, or UCB. Prior to in-licensing, the agent had shown preclinical activity in several tumors, and was evaluated in a small Phase 1 clinical trial in Europe. Neither a dose limiting toxicity, or DLT, nor a maximum tolerated dose, or MTD, was reached in the trial, and a partial response, or PR, in one patient with advanced lung cancer was reported. We are currently evaluating plans to produce drug supply under good manufacturing practice, or GMP, and conduct necessary non-clinical studies to enable a new regulatory filing to continue clinical dose escalation.

Patents and Proprietary Rights

Our intellectual property portfolio consists of 40 issued patents and 37 pending applications in the U.S. and worldwide of both in-licensed and Stemline-originated inventions.

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

Patents and Proprietary Rights Covering Stemline’s Drug Candidates

We have an exclusive worldwide license to SL-401. These patent rights include issued U.S. Patents, 7,763,242, 8,470,307, 9,181,317, and 9,631,006 covering methods of treating AML, BPDCN and MDS that expire in 2027 and 2028, as applicable, as well as six issued foreign patents. There are additional pending U.S. applications directed to methods of using SL-401 to treat other diseases that, if issued, would also expire in 2027. In addition, we have filed foreign patent applications for the method of using SL- 401 to treat various diseases, although there can be no assurances that such patents will be issued. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-401 for the treatment of both AML and BPDCN and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009.”

We have an exclusive worldwide license (with the exception of Japan, Korea, Taiwan, and China) to patents covering SL-801. These patent rights include issued U.S. Patents 8,084,454 and U.S. Patent 8,415,357 covering composition of matter and uses of SL-801 that expire in 2030 and 2028, respectively, as well as nine issued foreign patents that expire in 2028. We also have additional pending patent applications directed to SL-801 which if issued, for which there can be no guarantee, would provide additional protection in certain non-U.S. territories and would expire in 2028.

We have an exclusive worldwide license to patents covering the SL-701 component, IL-13Rα2 mutant, a non-exclusive worldwide license to patents covering the SL-701 component, EphA2, and have filed U.S. and foreign patent applications covering the SL-701 component, survivin mutant. This intellectual property consists of an issued U.S. composition of matter patent (U.S. Patent 7,612,162) directed to an immunogenic mutant IL-13Rα2 peptide expiring in 2026, an issued U.S. composition of matter patent (U.S. Patent 8,574,584) directed to an immunogenic EphA2 peptide expiring in 2024, issued U.S. method of use patents (U.S. Patents 8,114,407 and 9,359,402) directed to the use of EphA2 peptide expiring in 2024 and 2025, issued U.S. method of use patent (U.S. Patent 8,859,488) directed to the combined use of IL-13Rα2 mutant and EphA2 peptides expiring in 2026, and pending U.S. and foreign patent applications directed to the use of an immunogenic mutant survivin peptide which, to the extent it issues, would be expected to expire in 2033. We also have additional pending patent applications directed to methods of using SL-701 components to treat certain diseases which if issued, for which there can be no guarantee, would provide additional protection in the United States and certain non-U.S. territories and would expire in 2025, 2031, or 2033. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-701 for the treatment of glioma and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009”.

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

Patents and Proprietary Rights Covering Cancer Stem Cell, or CSC, Focused Intellectual Property

We have exclusive worldwide rights to early and broad patents and patent applications in the CSC field covering CSC therapeutics, diagnostics, including companion diagnostics, and drug discovery:

•                  One unexpired patent (U.S. Patent 8,038,998) that covers a method to treat cancer through use of monoclonal antibodies and other antibody-based compounds that target CSCs. Patent protection extends to 2020;

•                  Two  issued patents (U.S. Patents 8,715,945 and 8,846,325) that cover methods to detectcancer through use of monoclonal antibodies and other antibody-based compounds directed to CD44, Frizzled, and, ESA. Patent protection extends to 2018or 2019, as applicable;

•                  Two pending U.S. patent applications filed in 2007 directed to CSC-directed therapies and regimens, including CSC-directed therapies and regimens for use in combination with companion diagnostics. Patent protection, to the extent it issues, would be expected to extend to 2027;

•                  A pending patent application that covers oligonucleotide-based oncology therapies, including CSC-targeted therapeutics, which target microRNA. Patent protection, to the extent it issues, would be expected to extend to 2022;

•                  A family of intellectual property covering methods to treat cancer through use of antibody-based compounds directed to IL-3Rα as well as composition of matter covering IL-3Rα-targeted antibody conjugates, including U.S. Patent 6,733,743; U.S. Patent 7,651,678; U.S. Patent 8,163,279; U.S. Patent 8,852,551; U.S. Patent 8,992,910; U.S. Patent 9,518,119; U.S. Patent 9,873,743; and other pending applications. Patent protection, to the extent it has or may issue, would be expected to extend to 2021 or 2028, as applicable; and

•                  A pending U.S. patent application covering CSC-focused drug discovery, including a novel high throughput screen to discover compounds that target CSCs. Patent protection, to the extent it issues, would be expected to extend to 2025.

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

We are responsible to pay an annual technical advisory fee in December 2018 totaling 110 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, we must pay CanBas tiered royalties based on aggregate net sales, by us or our sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, we may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. We have sublicensing rights under the agreement, subject to our paying to CanBas a standard royalty percentage of the payments we receive from a sublicensee.

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

We paid the University an initial license fee and will pay the University annual license maintenance fees until the first commercial sale of a licensed product. To date, we have paid an aggregate of approximately $0.7 million in fees to the University under the agreement. We must also pay the University a low-single digit royalty as a percentage of net sales of licensed products by us or our sublicensees, with standard provisions for royalty offsets to the extent we need to obtain any rights from third-parties to commercialize the licensed products. We must also pay a minimum annual royalty following the first commercial sale of a licensed product, but only to the extent the minimum annual royalty amount is greater than the annual royalty otherwise due. We also must pay the University a percentage of non-royalty revenue we receive from our sublicensees, which decreases if we enter into the applicable sublicense agreement after a certain clinical milestone has been met. We also must make certain payments to the University of up to approximately $4.2 million upon the achievement of specific regulatory and commercial milestone events.

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

We must pay the University an initial license fee, and will pay the University annual license maintenance fees until the net sales of a licensed product exceed a specified amount. To date, we have paid an aggregate of approximately $0.1 million in fees to the University under the agreement. We must also pay the University a customary low-single digit royalty for the license as a percentage of net sales of licensed products by us or our sublicensees, with standard provisions for royalty offsets to the extent we need to obtain any rights from third-parties to commercialize the licensed products. We must also pay a minimum annual royalty following the first commercial sale of a licensed product, but only to the extent the minimum annual royalty amount is greater than the annual royalty otherwise due.

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

There are several biopharmaceutical companies whose primary focus appears to be developing therapies against CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc. (an AbbVie, Inc., company). There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound. These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Ignyta, Inc., Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others. Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with SL-401 and SL-801, including AbbVie, Inc., Ambit Biosciences Corporation (a Daiichi Sankyo company), Amgen, Inc., Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc., Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation,

GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Competition for SL-401

There are a number of companies working to develop new treatments for AML and other hematologic cancers, including Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Astex Pharmaceuticals (an Otsuka Pharmaceutical company), Boehringer Ingelheim, Celator Pharmaceuticals, Inc. (a Jazz Pharmaceuticals company), Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Epizyme, Inc., Genzyme Corporation (a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., among others.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.  Also, in this inspection, the FDA seeks to determine whether the manufacturing conforms with application commitments, the authenticity and accuracy of data, and the adequacy of the company’s analytical methodology.  Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with current good clinical practices, or cGCPs. If the FDA determines the application, data, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of comprehensive records and documentation. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party manufacturers, which we establish by contract, supplier qualification and periodic audits, but unforeseen circumstances could affect our third-party manufacturers’ compliance with applicable regulations and standards. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are also required to register their establishments and list any products made there with the FDA and comply with related requirements in certain states, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of penalties for failure to comply with the terms of the consent decree, audits conducted by outside experts, extensive reporting requirements, and possible withdrawal of the product from the market. Historically, the minimum term of an FDA consent decree has been five years, and violation of consent decree terms can result in the extension of the consent decree term.

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

On July 9, 2012, the Food and Drug Administration Safety and Innovation Act, among other things, renewed the drug user fee program, expanded the FDA’s inspection records access and required manufacturers to establish appropriate oversight and controls over their suppliers and the supply chain, including raw material suppliers and contract manufacturers, as a part of cGMP compliance. On November 27, 2013, the Drug Quality and Security Act, which included the Drug Supply Chain Security Act, was enacted to, among other things, build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. Requirements for the tracing of products through the pharmaceutical distribution supply chain took effect on January 1, 2015 for manufacturers and building internal systems to ensure compliance with this law will require dedication of resources. In addition, this law requires engaging in transactions only with authorized trading partners and can limit the pool of available trading partners. On August 18, 2017, the FDA Reauthorization Act of 2017, among other things, reauthorized and amended the user fee program eliminating the establishment fee and replacing the Prescription Drug Product Fee with a Prescription Drug Program Fee.

U.S. Patent Term Restoration and Marketing Exclusivity

Drug Price Competition and Patent Term Restoration Act of 1984

Depending upon the timing, duration and specifics of the FDA approval of the use of our drug and biologics candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Although drafted to cover small-molecule drugs, as opposed to biologics, the Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during federal regulatory review preceding the FDA regulatory review process. The FDA has been granting patent term extensions to biologics. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or a BLA plus the time between the submission date of an NDA or a BLA and the approval of that application. Only one patent applicable to an approved drug or biologic is eligible for the extension and the application for the extension must be submitted within 60 days of approval and prior to the expiration of the patent. Further, to be eligible for patent term extension a drug must be the first permitted commercial marketing for which there was a regulatory review period. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Federal Food, Drug and Cosmetic Act

Market exclusivity provisions under the FDCA, which are independent of patent status and any patent-related extensions and can run concurrently with a patent or not, can also delay the submission or effective approval of certain applications of companies seeking to reference another company’s NDA.  The length of time that the FDA grants depends on the type of exclusivity.

If the new drug that is the subject of an approved NDA contains a new chemical entity, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States that runs from the date of NDA approval.  FDA regulations define “new chemical entity” as “a drug that contains no active moiety that has been approved by FDA in any other NDA submitted under section 505(b) of the Federal Food, Drug, and Cosmetic Act.”  21 C.F.R. § 314.108.  During the five-year exclusivity period, no company may submit an ANDA or a 505(b)(2) NDA for a drug product that contains the same active moiety as in the new chemical entity.  However, such application may be submitted after four years if it contains a certification of patent invalidity or noninfringement to one of the patents listed in FDA’s Orange Book by the innovator NDA holder.

The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, that contained new clinical investigations (other than bioavailability studies) that were conducted or sponsored by the applicant and are deemed by FDA to be essential to the approval of the NDA or supplement.  Such new clinical investigations may support approval of, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity period runs from the date of approval of the NDA or supplement containing the new clinical investigations and covers only the conditions associated with the new clinical investigations.  That is, it bars the FDA from approving an ANDA or 505(b)(2) NDA for those conditions of approval.  Unlike NCE exclusivity, exclusivity for new clinical investigations does not prohibit the submission of an ANDA or 505(b)(2) NDA by another company during that three-year period.

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

The BPCIA also created a 12-year period of reference product exclusivity, which can be extended to 12.5 years with pediatric exclusivity. The 12-year exclusivity period begins on the date of first licensure of the reference product under the PHSA and during which the licensure of a follow-on application for a biosimilar or interchangeable product cannot be made effective. During the first four years (or four and one-half years with pediatric exclusivity) of the 12-year period, an application for a biosimilar or interchangeable version of the reference product cannot be submitted to the FDA. Recently. members have begun introducing bills that would decrease the reference product exclusivity reference product exclusivity from 12 to seven years. Congress has not yet enacted such a change in the BPCIA, but could move to enact such a decrease in the reference product exclusivity period.

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

Like pediatric exclusivity applicable to drug products approved under the FDCA, pediatric exclusivity applicable to biological reference products is subject to an exception. Pediatric exclusivity will not apply to either the 12-year reference product or the seven-year orphan drug exclusivity periods if the FDA has not determined that the study reports a BLA sponsor submitted in response to a written request for pediatric studies met the terms of that request before nine months prior to the expiration of such period.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General and the Office of Civil Rights), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, state attorney generals and state and local governments.  For example, sales, marketing and scientific/educational grant programs must comply with the federal Anti-Kickback Statute, the federal False Claims Act, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and similar state laws, each as amended.  Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, the Veterans Health Care Act of 1992, and the federal Anti-Kickback Statute, each as amended.  If products are made available to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain pharmaceutical products at a reduced price to four federal agencies including the United States Department of Veterans Affairs, the United States Department of Defense, the Coast Guard, the Public Health Service and certain private Public Health Service designated entities (including the Indian Health Service) in order for reimbursement to be available for our product under Medicare and Medicaid.  FSS pricing to these four agencies must be equal to or less than the federal ceiling price (“FCP”), which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price for the prior fiscal year.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are required to be in accordance with International Conference on Harmonisation (ICH) / WHO Good Clinical Practice standards and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Research and Development

Company sponsored research and development expenses totaled $50.2 million in 2017, $27.9 million in 2016 and $29.5 million in 2015.  “Research and development expenses” consist of costs associated with the development of our product candidates and our platform technology, which include: clinical trial costs, CMC-related costs, nonclinical costs, employee related expenses, external research and development expenses, license fees and milestone payments related to in-licensed products and technology, and facilities, depreciation and other allocated expenses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of March 16, 2018, we had 37 full-time employees, 6 of whom hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Before we generate any revenues from product sales in the United States or elsewhere, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA, or foreign equivalent, qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practices, or CGMPs, submit a Biologics License Application, or BLA (or foreign equivalent), receive regulatory approval from the FDA or foreign regulatory agency, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others to ensure compliant marketing and market acceptance of any products we commercialize. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We intend to have ongoing interactions with the FDA over the course of 2018 and beyond regarding our product candidates, including our SL-401 Phase 2 pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. If the FDA reviews these data and determines additional data are needed to support a submission for regulatory approval in BPDCN, or that the data will not support a submission for regulatory approval in BPDCN, this could delay or halt our clinical trials or commercialization plans for SL-401 or our other product candidates, including requiring us to enroll additional cohorts or conduct additional clinical trials.

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

We have incurred net losses from operations from our inception through December 31, 2017 of approximately $215.7 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2018, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-801, and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

•                  complete required process characterization and validation activities to support any planned regulatory submission, which historically has included manufacture of at least 3 consecutive successful process validation batches for drug substance and at least 3 consecutive successful process validation batches for drug product;

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of March 16, 2018, we had 37 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes or contributes to an injury or is found to be otherwise defective during product testing, clinical study, clinical use, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Fraud-based claims as well as claims made pursuant to under state consumer protection acts are also a possibility. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our relationships with customers and third-party payors in the United States and elsewhere will be subject or administrative to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to civil, criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

•                  the federal transparency requirements under the Affordable Care Act, or ACA, commonly referred to as the Sunshine Act, requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to U.S.-licensed physician and teaching hospital payments and other transfers of value including research payments and ownership and investment interests;

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

The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. Section 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

We and our suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also release hazardous waste. We generally contract with third-parties for the disposal of these materials and wastes. We cannot eliminate the risk of release, contamination or injury from these materials. In the event of release, contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. The Supreme Court upheld the ACA in the main challenge to the constitutionality of the statute in 2012. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Any remaining legal challenges to the ACA are viewed generally as not significantly impacting the implementation of the law if the plaintiffs prevail.  Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress but have been met with strong opposition and have not been enacted so far. The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and finalized a proposal to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program effective January 1, 2018.

Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of

Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass similar ACA repeal legislation, including the Better Care Reconciliation Act of 2017, were unsuccessful.  However, in December 2017, the Tax Cuts and Jobs Act was enacted, which includes a provision that effectively repeals the ACA’s individual mandate by reducing the tax penalty for failing to maintain minimum essential coverage to zero. Regardless of whether or not the ACA is changed or modified by Congress or the Supreme Court, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

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

We also expect to rely upon third-parties to produce drug substance and drug product required for the clinical trials and commercialization of our other product candidates in preclinical development. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to CGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with CGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time consuming and costly to duplicate. Thus, we only have one third-party manufacturer for each of our product candidates. Because of this arrangement, there is a greater risk that issues in execution or changes in business focus and/or product risk assessments at a third-party manufacturer could cause delays in the clinical development or manufacture of a product candidate than if we used more than one third-party manufacturer for each product candidate. For each of our product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers and third-party laboratories performing analytical and other testing could receive inspection findings from regulatory authorities that require investigation and remediation and could result in business interruptions affecting the production of our product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturer shortages or supply shortages of their vendors.  We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA approval of any new manufacturer would also be required. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

To the extent we elect to enter into licensing or collaboration agreements to develop and potentially commercialize our product candidates, our dependence on such relationships may adversely affect our business.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

If third-parties successfully assert intellectual property rights against us, we might be barred from using certain aspects of our platform technology or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between us and a patent owner. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner, in order to continue our research and development programs or to market our product(s). It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize certain products, or both.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 31.1% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 3.  Legal Proceedings

On March 15, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss in its entirety a consolidated shareholder action against the Company, its directors, certain of its officers, and Jefferies LLC.  All claims in the Amended Complaint are to be dismissed with prejudice unless Plaintiffs file for leave to amend their complaint within thirty days of March 15, 2018.(i)

(i)  In February 2017, four putative class action lawsuits were filed against the Company and certain of its officers and directors in the Southern District of New York, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder and violations of Section 11 and 15 of the Securities Act of 1933, or the Securities Act, arising from our January 2017 follow-on public offering.  Each of lawsuits was premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of CLS died on January 18, 2017.  Additionally, the complaints alleged that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.  In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel. On June 26, 2017, lead Plaintiffs filed an amended complaint in the consolidated action, naming as defendants, the Company, its directors, certain of its officers, and Jefferies LLC, and alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 20, 2017 through February 1, 2017, as well as violations of the Securities Act arising from our January 2017 follow-on public offering.  On March 15, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss the consolidated action in its entirety.  All claims in the Amended Complaint are to be dismissed with prejudice unless Plaintiffs file for leave to amend their complaint within thirty days of March 15, 2018.

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

We intend to vigorously defend against these actions. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. We are unable to predict the outcome or reasonably estimate a range of possible loss at this time on March 15, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “STML” and has been publicly traded since January 31, 2013.  Prior to that time, there was no public market for our common stock.  The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low
2016
First Quarter	$6.50	$3.88
Second Quarter	9.66	4.62
Third Quarter	11.29	6.40
Fourth Quarter	14.60	10.08
2017
First Quarter	$14.25	$5.50
Second Quarter	9.65	7.30
Third Quarter	11.70	7.30
Fourth Quarter	16.00	10.20

Holders

The number of record holders of our common stock as of March 16, 2018, was 137.  This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Options	3,174,964	$8.74	1,089,975
Restricted stock	1,724,837	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,899,801	—	1,089,975

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from January 28, 2013 through December 31, 2017, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market.  The graph assumes an investment of $100 on January 28, 2013, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013

Statement of operations data:
Grant Revenue	$898,199	$1,041,354	$654,160	$335,287	$71,000
Operating expenses:
Research and development	$50,242,386	$27,869,921	$29,458,676	$21,240,599	$16,178,744
General and administrative	19,214,207	12,056,890	8,828,843	8,084,580	7,871,719
Total operating expenses	69,456,593	39,926,811	38,287,519	29,325,179	24,050,463
Loss from operations	(68,558,394)	(38,885,457)	(37,633,359)	(28,989,892)	(23,979,463)
Other (expense) income	(6,330)	11,438	1,609	3,607	280,687
Interest expense	—	—	—	—	(516,871)
Interest income	736,330	545,718	387,889	156,310	19,136
Net loss before income taxes	$(67,828,394)	$(38,328,301)	$(37,243,861)	$(28,829,975)	$(24,196,511)
Income tax benefit	—	25,296	—	—	—
Net loss	$(67,828,394)	$(38,303,005)	$(37,243,861)	$(28,829,975)	$(24,196,511)
Net (loss) / income attributable to common stockholders per common share:
Basic and Diluted	$(2.94)	$(2.15)	$(2.15)	$(2.23)	$(2.35)
Weighted average number of common shares:
Basic and Diluted	23,056,928	17,804,681	17,289,021	12,936,741	10,317,351

	As of December 31,
	2017	2016	2015	2014	2013

Balance sheet data:
Cash and cash equivalents	$4,795,098	$10,316,064	$13,376,196	$25,007,217	$44,200,420
Total assets	$67,006,168	$68,119,098	$98,215,623	$60,494,992	$85,281,196
Other liabilities	$96,826	$142,200	$648,190	$607,999	$643,000
Accumulated deficit	$(204,275,690)	$(135,742,607)	$(97,439,602)	$(60,195,741)	$(31,365,766)
Total stockholders’ equity	$47,070,429	$57,723,085	$88,111,956	$55,413,151	$79,624,388

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. Our clinical pipeline product candidates include: SL-401, SL-801, and SL-701.

SL-401

SL-401 is a novel targeted therapy directed to the interleukin-3 receptor-a, or CD123, a target expressed on a wide range of malignancies. SL-401 has completed a pivotal Phase 2 trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. SL-401 is also being assessed in additional indications including Phase 1/2 trials in patients with high-risk myeloproliferative neoplasms, or MPNs, focused on chronic myelomonocytic leukemia, or CMML, and myelofibrosis, or MF, patients with acute myeloid leukemia, or AML, and a trial in combination with other agents in a Phase 1 trial in patients with relapsed/refractory multiple myeloma. In August 2016, SL-401 was granted Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA, for the treatment of BPDCN.

On October 31, 2017, we announced that the pivotal Phase 2 trial of SL-401 in BPDCN met its primary endpoint. The pivotal Phase 2 trial in BPDCN is an open label, non-randomized, single arm clinical trial. We believe this trial is the largest multicenter prospective study ever conducted in BPDCN. The trial enrolled 45 BPDCN (32 first line, 13 relapsed/refractory) patients and consisted of 3 Stages: Stage 1 (lead-in, dose escalation), Stage 2 (expansion), and Stage 3 (pivotal, confirmatory). To ensure ongoing patient access to SL-401, we are currently enrolling both first-line and relapsed/refractory BPDCN patients in an additional cohort, Stage 4. We believe the results of this trial could support pursuing marketing approval and we plan to include such results as part of a Biologics License Application, or BLA, that seeks U.S. marketing approval. We anticipate such a filing could be completed in the first half of 2018. If successful, we project marketing approval could be attained in the second half of 2018, or soon thereafter. Later this year, we anticipate feedback from the European Medicines Agency, or EMA, regarding a potential regulatory filing.

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein implicated in a variety of malignancies. SL-801 has demonstrated preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and help optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on certain malignancies, including brain cancer. SL-701 is comprised of 3 short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin, present on brain cancer. We advanced SL-701 into a corporate sponsored Phase 2 trial in adult patients with second-line glioblastoma. In Stage 1 of this trial, SL-701 was administered as a single agent with the immunostimulants GM-CSF and Imiquimod. In Stage 2 of the trial, SL-701 was administered, with the immunostimulant poly-ICLC in combination with bevacizumab. Both stages of the trial have completed dosing and patients are being followed for outcomes including survival.

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, build our intellectual property portfolio, business plan, raising capital, and provide general and administrative support for these operations. We have generated minimal revenues to date, have not generated any revenue from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through December 31, 2017, we have received net proceeds of $213.9 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt.  The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.

On January 26, 2018, we completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.5 million.

We have never been profitable and our net loss from operations was $67.8 million for the year ended December 31, 2017, $38.3 million for the year ended December 31, 2016 and $37.2 million for the year ended December 31, 2015. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Litigation

On March 15, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss in its entirety a consolidated shareholder action against the Company, its directors, certain of its officers, and Jefferies LLC.  All claims in the Amended Complaint are to be dismissed with prejudice unless Plaintiffs file for leave to amend their complaint within thirty days of March 15, 2018.(i)

(i)  In February 2017, four putative class action lawsuits were filed against the Company and certain of its officers and directors in the Southern District of New York, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder and violations of Section 11 and 15 of the Securities Act of 1933, or the Securities Act, arising from our January 2017 follow-on public offering.  Each of lawsuits was premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of CLS died on January 18, 2017.  Additionally, the complaints alleged that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.  In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action, and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel. On June 26, 2017, lead Plaintiffs filed an amended complaint in the consolidated action, naming as defendants, the Company, its directors, certain of its officers, and Jefferies LLC, and alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 20, 2017 through February 1, 2017, as well as violations of the Securities Act arising from our January 2017 follow-on public offering.  On March 15, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss the consolidated action in its entirety.  All claims in the Amended Complaint are to be dismissed with prejudice unless Plaintiffs file for leave to amend their complaint within thirty days of March 15, 2018.

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

We intend to vigorously defend against these actions. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. We are unable to predict the outcome or reasonably estimate a range of possible loss at this time on March 15, 2018.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and we have generated minimal revenues to date, all relating to a $3.0 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized revenue of $0.9 million during 2017, $1.0 million during 2016 and $0.7 million during 2015. In the future, we may generate revenue from product sales, contingent on marketing approval for one of our product candidates and market acceptance of that product.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of revenue.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
SL-401	$33,855,807	$14,161,925	$13,750,593
SL-801	2,764,694	2,387,036	2,611,514
SL-701	1,211,241	2,536,927	3,156,116
Personnel expenses	10,276,948	8,022,193	8,923,118
Other expenses	2,133,696	761,840	1,017,335

Total research and development expenses	$50,242,386	$27,869,921	$29,458,676

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  chemistry, manufacturing and controls, or CMC, related costs, particularly as they relate to process characterization and validation expenses for SL-401 as required to support BLA submission requirements

•                  nonclinical costs;

•                  regulatory costs including BLA related expenses;

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

We anticipate that our research and development expenses will trend higher in future periods as we seek to complete development of our most advanced product candidates, SL-401, SL-801, and SL-701, prepare to commercialize SL-401, and continue to develop our other product candidates and our platform technology.  We anticipate that the majority of our research and development expense will be devoted to the development of SL-401, SL-801, and SL-701.

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

•                  the potential safety risks of our product candidate compared to other therapies;

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

We anticipate that our general and administrative expenses will be higher in future periods due to the build out of a commercial infrastructure and regulatory compliance systems to support a potential commercial product launch for SL-401 if an FDA or foreign equivalent health authority approval for marketing is obtained.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, short-term investments and long-term investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds coupled with FDIC-insured bank certificates of deposits, we expect interest income to be minimal in future years.

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

We continue to assess our ability to realize our deferred tax assets, which primarily consist of net operating losses, or NOL, carry-forwards. In assessing our ability to realize these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2017, 2016 and 2015, our deferred tax assets had full valuation allowances on them as we did not have sufficient positive evidence to recognize such deferred tax assets.

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

As of December 31, 2017, we had net operating losses of $122.8 million for federal and $127.3 million for state purposes and research and development credits of $31.6 million which expire in 2023 through 2037.

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

The Company is still in the process of analyzing the impact to the Company of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated by either using a Black-Scholes option pricing model for stock option valuations or the closing stock price on date of grant for restricted stock. Additionally, under the provisions of ASC 718, the Company accounts for forfeited awards as incurred and on the date the forfeiture or cancellation occurs.

For stock options and restricted stock granted as consideration for services rendered by non-employees, we recognize expense in accordance with the requirements of ASC Topic 505-50, Equity Based Payments to Non-Employees. Non-employee option and restricted stock grants that do not vest immediately upon grant are recorded as an expense over the vesting period of the underlying stock options and restricted shares. At the end of each financial reporting period prior to vesting, the value of stock options, as calculated using the Black-Scholes option-pricing model, is re-measured using the fair value of our common stock and the non-cash expense recognized during the period is adjusted accordingly. Restricted stock is also re-valued based upon the closing stock price at the end of each financial reporting period. Since the fair market value of options and restricted stock granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the stock options and restricted stock are fully vested.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

Research and development expense. Research and development expense was $50.2 million for the year ended December 31, 2017, compared with $27.9 million for the year ended December 31, 2016, which represents an increase of $22.3 million. The higher costs were primarily driven by an increase of $14.4 million in manufacturing expense to support clinical trials and a BLA filing for SL-401 relating to the potential commercialization of SL-401. We also incurred $5.1 million in regulatory expenses to support a potential BLA filing for SL-401. Additionally, we incurred $2.2 million in higher cash and non-cash stock-based compensation expense resulting from an increase in headcount.

General and administrative expense.  General and administrative expenses were $19.2 million for the year ended December 31, 2017, compared with $12.1 million for the year ended December 31, 2016, which represents an increase of $7.1 million. The higher costs were primarily attributable to $3.2 million of legal fees and by $2.3 million in pre-launch expenses in support of preparing for potential commercialization of SL-401, if marketing approval from the FDA is obtained. Also driving the increase in costs was $1.7 million of cash compensation and non-cash stock-based compensation expense.

Interest income.  Interest income was $0.7 million for the year ended December 31, 2017, compared with $0.5 million for the year ended December 31, 2016. The increase in income of $0.2 million is primarily due to higher average cash and investment balances during 2017 versus the prior year.

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

General and administrative expense.  General and administrative expenses were $12.1 million for the year ended December 31, 2016, compared with $8.8 million for the year ended December 31, 2015, which represents an increase of $3.3 million.  The higher costs were primarily attributable to an increase in non-cash stock-based compensation expense and increased headcount.

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

Since inception and through December 31, 2017, we received net proceeds of $213.9 million primarily from the public sale of common stock from our 2013 IPO and three subsequent follow-on public offerings. On January 26, 2018, we completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.5 million.

As of December 31, 2017, our cash, cash equivalents and short and long-term investments totaled $66.2 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our follow-on offering in January 2018, will be sufficient to fund our operations for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2017	2016	2015

Net cash used in operating activities	$(49,618,794)	$(30,092,774)	$(25,589,442)
Net cash (used in) provided by investing activities	(4,437,050)	26,676,870	(50,922,458)
Net cash provided by financing activities	48,534,878	355,772	64,880,879
Net decrease in cash and cash equivalents	$(5,520,966)	$(3,060,132)	$(11,631,021)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities in 2017 and 2016 primarily resulted from research and development expenses as we continued our clinical trial activities relating to SL-401, SL-801, and SL-701. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development.

Investing activities.  The net cash provided by and used in financing activities for 2017 and 2016 reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities. The net cash provided by financing activities for 2017 resulted primarily from our January 2017 issuance and sale of 5,175,000 shares of our common stock which generated gross cash proceeds of $51.8 million ($48.2 million cash proceeds, net of expenses). The net cash provided by financing activities for 2017, 2016 and 2015 was also impacted by the issuance of stock related to the 2015 Employee Stock Purchase Plan and exercise of employee and consultant stock options.  The net cash provided by financing activities for 2015 resulted primarily from our January 2015 issuance and sale of 4,353,877 shares of our common stock which generated gross cash proceeds of $68.6 million ($64.1 million cash proceeds, net of expenses).

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

•                  continue the research and development of our other product candidates;

•                  seek to identify additional product candidates;

•                  acquire or in-license other products and technologies;

•                  seek marketing approvals for our product candidates that successfully complete pre-market clinical trials;

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

Expected Cash Requirements for Contractual Obligations

The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2017:

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations (1)	$1,674,000	$837,000	837,000	—	—
Clinical trial CRO obligations (2)	8,142,482	7,407,907	734,575	—	—
Bioprocessing Contract (3)	12,455,691	12,455,691	—	—	—
License agreements (4)	3,098,590	2,126,400	267,268	266,968	437,953
Regulatory Contracts (5)	2,687,284	2,687,284
Commercial Contracts (6)	3,671,641	3,671,641
Other commitments (7)	523,000	252,000	271,000	—	—
Total	$32,252,688	$29,437,923	$2,109,844	$266,968	$437,953

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

•      On December 31, 2017, the Company entered into a license agreement with UCB Biopharma Sprl (“UCB”) for SL-901. SL-901 is a small molecule kinase inhibitor. UCB has granted the Company an exclusive, royalty-bearing, worldwide license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-901, and any products containing or comprising such compound in finished dosage pharmaceutical form. The Company may be responsible, based on the achievement of specific clinical development, regulatory and sales-based commercial milestones, for certain payments to UCB of up to $111 million, largely consisting of approval and post-approval payments. Additionally, the Company may be obligated to pay UCB tiered royalties based on aggregate net sales of products.

(5)   We have agreements in place with various regulatory consultants to assist us with our BLA filing for SL-401.

(6)   We have an agreement in place with a marketing related agency to assist us in preparation for a potential commercial launch for SL-401 if approved by the FDA.

(7)   Other commitments include certain sponsored research.

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

Tax Loss Carryforwards

As of December 31, 2017, we had net operating losses of $122.8 million for federal and $127.3 million state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $31.6 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2017, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $66.2 million as of December 31, 2017, $67.6 million as of December 31, 2016 and $97.5 million as of December 31, 2015, consisting of cash, U. S. Treasury and Agency securities and Treasury-related money market funds and FDIC-insured bank certificates of deposit.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2017, 2016 and 2015, all of our liabilities were denominated in our functional currency.

Item 8.  Financial Statements and Supplementary Data

Our financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)                       1.                        Financial Statements

The following financial statements of Stemline Therapeutics, Inc. are filed as part of this report.

INDEX TO EXHIBITS

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 10-Q on August 8, 2017 (File No. 001-35619) and incorporated herein by reference.

3.3	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

3.4

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

10.26*	Employment Agreement between the Company and Kenneth Hoberman, dated January 7, 2016, filed as Exhibit 10.1 to Form 8-K on January 13, 2016 (File No. 001-35619) and incorporated herein by reference.

10.27	2016 Equity Incentive Plan, adopted May 25, 2016, filed as Appendix A to the Company’s Definitive Proxy Statement on April 8, 2016 (File No. 001-35619) and incorporated herein by reference.

10.28

Amendment No. 1 to the 2016 Equity Incentive Plan, adopted June 20, 2017, filed as Exhibit A to the Company’s Definitive Proxy Statement on May 1, 2017 (File No. 001-35619) and incorporated herein by reference.

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

None.

STEMLINE THERAPEUTICS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stemline Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stemline Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Stamford, Connecticut

March 16, 2018

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,795,098	$10,316,064
Short-term investments	46,924,612	36,562,900
Prepaid expenses and other current assets	469,067	290,747
Total current assets	52,188,777	47,169,711
Property and equipment, net	136,672	22,531
Long-term investments	14,468,414	20,714,551
Other Assets	212,305	212,305
Total assets	$67,006,168	$68,119,098
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,742,087	$9,284,514
Current portion of deferred grant revenue	—	898,199
Other current liabilities	96,826	71,100
Total current liabilities	19,838,913	10,253,813
Other Liabilities	96,826	142,200
Total liabilities	19,935,739	10,396,013
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2017 and 2016	—	—
Common stock $0.0001 par value, 53,750,000 shares authorized at December 31, 2017 and 33,750,000 shares authorized at December 31, 2016. 25,313,595 shares issued and outstanding at December 31, 2017 and 19,219,223 shares issued and outstanding at December 31, 2016	2,531	1,922
Additional paid-in capital	251,489,546	193,563,572
Accumulated other comprehensive loss	(145,958)	(99,802)
Accumulated deficit	(204,275,690)	(135,742,607)
Total stockholders’ equity	47,070,429	57,723,085
Total liabilities and stockholders’ equity	$67,006,168	$68,119,098

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

	Year Ended December 31,
	2017	2016	2015

Revenues:
Grant revenue	$898,199	$1,041,354	$654,160
Operating expenses:
Research and development	50,242,386	27,869,921	29,458,676
General and administrative	19,214,207	12,056,890	8,828,843
Total operating expenses	69,456,593	39,926,811	38,287,519
Loss from operations	(68,558,394)	(38,885,457)	(37,633,359)
Other (expense) income	(6,330)	11,438	1,609
Interest income	736,330	545,718	387,889
Net loss before income taxes	(67,828,394)	(38,328,301)	(37,243,861)
Income tax benefit	—	25,296	—
Net loss	$(67,828,394)	$(38,303,005)	$(37,243,861)
Net loss per common share:
Basic and Diluted	$(2.94)	$(2.15)	$(2.15)
Weighted-average shares outstanding:
Basic and Diluted	23,056,928	17,804,681	17,289,021

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

	Year Ended December 31
	2017	2016	2015

Net loss	$(67,828,394)	$(38,303,005)	$(37,243,861)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax	(52,308)	65,326	(155,081)
Reclassification adjustment for gain on investments included in net loss	6,152	(11,438)	(1,609)
Other comprehensive (loss) gain	(46,156)	53,888	(156,690)
Comprehensive loss	$(67,874,550)	$(38,249,117)	$(37,400,551)

STEMLINE THERAPEUTICS, INC.

Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Capital	Capital	Income (Loss)	(Deficit)	Equity (Deficit)

Balance, December 31, 2014	13,277,269	$1,329	$115,604,563	$3,000	$(60,195,741)	$55,413,151
Restricted stock grants	399,742	40	(40)	—	—	—
Stock award — outside services	12,100	1	147,377	—	—	147,378
Forfeiture of restricted stock grants	(13,976)	(1)	1	—	—	—
Stock-based compensation	—	—	5,015,584	—	—	5,015,584
ESPP compensation expense	—	—	55,515	—	—	55,515
Issuance of common stock in connection with the ESPP	7,070	1	49,489	—	—	49,490
Issuance of common stock in connection with the exercise of stock options	198,938	20	724,997	—	—	725,017
Issuance of common stock in connection with the follow-on public offering	4,353,877	435	64,105,937	—	—	64,106,372
Net loss	—	—	—	—	(37,243,861)	(37,243,861)
Other comprehensive income (loss)	—	—	—	(156,690)	—	(156,690)
Balance, December 31, 2015	18,235,020	$1,825	$185,703,423	$(153,690)	$(97,439,602)	$88,111,956
Restricted stock grants	920,444	91	(91)	—	—	—
Forfeiture of restricted stock grants	(39,997)	(4)	4	—	—	—
Stock-based compensation	—	—	7,431,126	—	—	7,431,126
ESPP compensation expense	—	—	73,348	—	—	73,348
Issuance of common stock in connection with the ESPP	15,970	1	91,575	—	—	91,576
Issuance of common stock in connection with the exercise of stock options	87,786	9	264,187	—	—	264,196
Net loss	—	—	—	—	(38,303,005)	(38,303,005)
Other comprehensive income, net of tax	—	—	—	53,888	—	53,888
Balance, December 31, 2016	19,219,223	$1,922	$193,563,572	$(99,802)	$(135,742,607)	$57,723,085
Restricted stock grants	914,950	91	(91)	—	—	—
Forfeiture of restricted stock grants	(42,048)	(4)	4	—	—	—
Stock-based compensation	—	—	8,618,520	—	—	8,618,520
ESPP compensation expense	—	—	68,496	—	—	68,496
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)	—	—	704,689	—	(704,689)	—
Issuance of common stock in connection with ESPP	22,518	2	150,922	—	—	150,924
Issuance of common stock in connection with the exercise of stock options	23,952	2	141,738	—	—	141,740
Issuance of common stock in connection with follow-on public offering	5,175,000	518	48,241,696	—	—	48,242,214
Net loss	—	—	—	—	(67,828,394)	(67, 828,394)
Other comprehensive income, net of tax	—	—	—	(46,156)	—	(46,156)

Balance, December 31, 2017	25,313,595	$2,531	$251,489,546	$(145,958)	$(204,275,690)	$47,070,429

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(67,828,394)	$(38,303,005)	$(37,243,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,641	80,259	153,797
Stock-based compensation expense	8,618,520	7,431,126	5,162,962
Employee Stock Purchase Plan compensation expense	68,496	73,348	55,515
Amortization of premium paid on marketable securities	140,385	221,049	277,009
Net loss (gain) on sale of marketable securities	6,152	(11,438)	(1,609)
Income tax benefit from other comprehensive income	—	(25,296)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(178,320)	361,142	984,919
Other Assets	—	(212,305)	—
Accounts payable and accrued expenses	10,457,573	651,641	4,981,635
Other current liabilities	25,726	71,100	—
Deferred grant revenue	(898,199)	(541,354)	8,950
Other liabilities	(45,374)	110,959	31,241
Net cash used in operating activities	(49,618,794)	(30,092,774)	(25,589,442)

Cash flows from investing activities
Purchase of furniture and fixtures	(128,782)	(7,129)	(19,458)
Purchase of marketable securities	(61,893,074)	(26,464,749)	(105,565,837)
Sale and maturities of marketable securities	57,584,806	53,148,748	54,662,837
Net cash (used in) provided by investing activities	(4,437,050)	26,676,870	(50,922,458)

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offering, net	48,242,214	—	64,106,372
Proceeds from issuance of common stock from ESPP	150,924	91,576	49,490
Proceeds from exercise of stock options	141,740	264,196	725,017
Net cash provided by financing activities	48,534,878	355,772	64,880,879
Net decrease in cash and cash equivalents	(5,520,966)	(3,060,132)	(11,631,021)
Cash and cash equivalents at beginning of period	10,316,064	13,376,196	25,007,217
Cash and cash equivalents at end of period	$4,795,098	$10,316,064	$13,376,196

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Notes To Financial Statements

December 31, 2017

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

The Company has incurred losses from operations since inception of $215.7 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition and preclinical and clinical development of its product candidates. In particular, it has expended and will continue to expend substantial resources for the foreseeable future developing its clinical candidates, SL-401, SL-801, and SL-701 as well as its preclinical product candidates and drug discovery and acquisition efforts.  These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing any products approved for sale.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development.  The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials and related manufacturing efforts, as well as pre-launch and launch activities should SL-401 be approved.  As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for SL-401, SL-801, or SL-701, or for one or more indications for which it is developing SL-401, SL-801, or SL-701, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize SL-401, SL-801, or SL-701, if the Company obtains marketing approval.

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

Reclassifications

Certain reclassifications totaling $73,348 and $55,515 have been made to the Statement of Cash Flows for the period ended December 31, 2016 and December 31, 2015, respectively, to conform to the employee stock purchase plan compensation expense presentation in the Statement of Cash Flows for the period ended December 31, 2017. In addition, reclassifications totaling $91,576 and $49,490 have been made to the Statement of Cash Flows for the period ended December 31, 2016 and December 31, 2015, respectively, to conform to the proceeds from issuance of common stock from ESPP presentation in the Statement of Cash Flows for the period ended December 31, 2017. These reclassifications to adjust stock-based compensation expense and proceeds from issuance of common stock from ESPP had no impact on previously reported cash used in operations and cash provided by investing activities in the Statement of Cash Flows.

2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. At December 31, 2017 and 2016, cash equivalents consisted of deposits in financial institutions and money market mutual funds invested in U.S. treasury securities. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

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

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2017 and 2016, the Company did not realize any investment losses due to OTT declines in fair value.

Furniture and Fixtures

Furniture and fixtures are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which are between three to seven years, using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, (the Company’s furniture and fixtures), for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company purchased fixed assets during 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, the Company did not realize any impairment losses.

Grant Revenue Recognition

The Company has not yet generated any revenue from product sales and it has generated minimal revenues to date, all relating to $3.0 million in research grants received from the Leukemia and Lymphoma Society, or LLS.  This research grant was awarded to the Company to support funding some of the costs for the ongoing SL-401 clinical trials.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred. The Company has recognized approximately $0.9 million, $1.0 million and $0.7 million of revenue related to the LLS grant for the years ended December 31, 2017, 2016 and 2015, respectively, which reflect twelve months of revenue recognized, respectively, on a straight-line basis, based on the Company’s best estimates of the timing of work to be performed and qualifying costs incurred.

Accrued Clinical Development Costs

Outside research costs are a component of research and development expense. These expenses include fees paid to contract research organizations (“CROs”) and other service providers that conduct certain clinical and product development activities on behalf of the Company. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to the ability to realize them. The deferred tax asset primarily includes net operating loss and tax credit carryforwards, accrued expenses not currently deductible and the cumulative temporary differences related to certain research and patent costs, which have been charged to expense in the accompanying statements of operations but have been recorded as assets for income tax purposes. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets (see Note 12), as it is more likely than not that these assets will not be realized given the history of operating losses.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situation where a company does not have the necessary information available , prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. It allows companies to record provisional amounts during a measurement period, which is not to extend beyond one year. Consistent with SAB 118, the Company was able to make reasonable estimates and recorded provisional amounts related to the remeasurement of the deferred tax asset in the fourth quarter 2017 consolidated financial statements. The recorded amount may require further adjustments due to evolving analysis and interpretations of law, including issuance by the IRS and other regulatory bodies, state tax conformity to federal changes, as well as interpretations of how accounting for income taxes should be applied.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option pricing model for stock options and the closing stock price on date of grant for restricted stock. Additionally, under the provisions of ASC 718, the Company accounts for forfeited awards as incurred and on the date the forfeiture or cancellation occurs.

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

In the event a modification is made to an equity award after the grant date, the Company records a change in stock-based compensation expense equal to the incremental fair value of the equity award immediately subsequent to the modification as compared to the fair value of the equity award immediately preceding the modification. During 2015 and 2016, the Company modified certain outstanding equity award held by employees and certain Directors. These modifications resulted in incremental compensation cost of $0, $0.8 million, and $0.3 million for the year ended December 31, 2017, 2016, and 2015, respectively.

Segment Information

The Company reports segment information in accordance with applicable guidance on segment disclosures. The Company has one reportable segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016.  The Company expects to adopt this guidance on January 1, 2018 using the full retrospective method.  The accounting standard will have no impact on the financial statements since the Company has no contracts with customers. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

In November 2015, the FASB issued a new Accounting Standards Update, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The Company adopted this accounting standard prospectively in the first quarter of fiscal 2017 and did not retrospectively adjust prior period. The adoption of this standard did not have any impact on the Company’s financial statements due to full valuation allowance recorded on the Company’s deferred taxes.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduction in the corporate tax rate under the TCJ Act will also require a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, the Company currently calculates a reduction in the value of these assets of approximately $25M, which is fully offset by a valuation allowance and has no impact on the income tax provision. The company is still evaluating the full impact of the TCJ Act but due to a full valuation against deferred taxes, the company estimates no impact to the income tax provision.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Basic and Diluted loss per common share calculation:
Net loss attributable to common shareholders — basic and diluted	$(67,828,394)	$(38,303,005)	$(37,243,861)
Basic and diluted weighted-average common shares	23,056,928	17,804,681	17,289,021
Basic and diluted net loss per share	$(2.94)	$(2.15)	$(2.15)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested and outstanding warrants are issued. For the years ended December 31, 2017, 2016 and 2015, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive were as follows:

	Year Ended December 31
	2017	2016	2015
Unvested restricted stock	1,724,837	1,268,092	553,045
Options outstanding	3,174,964	3,090,752	2,121,726
Warrants	99,529	99,529	99,529
Total	4,999,330	4,458,373	2,774,300

4. Marketable Investments

The following table summarizes the Company’s cash equivalents and available for sale securities:

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$3,088,659	$—	$—	$3,088,659
Cash equivalents:
Money market funds	1,706,439	—	—	1,706,439

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	13,631,041	—	(31,396)	13,599,645
Federal farm credit bank	1,249,823	—	(1,869)	1,247,954
Federal home loan bank	5,923,497	—	(14,197)	5,909,300
Freddie Mac	5,409,227	—	(19,182)	5,390,045
U.S. Treasury Securities	6,282,231	—	(12,578)	6,269,653
Other	1,019,302	—	(612)	1,018,690

Certificate of Deposits	13,489,241	84	—	13,489,325

Total Short-term investments	47,004,362	84	(79,834)	46,924,612
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	—	—	—	—
Federal farm credit bank	—	—	—	—
Federal home loan bank	2,753,337	—	(15,529)	2,737,808
Freddie Mac	2,509,471	—	(13,635)	2,495,836
U.S. Treasury Securities	1,503,030	—	(11,748)	1,491,282

Certificate of Deposits	7,743,488	—	—	7,743,488

Total Long-term investments	14,509,326	—	(40,912)	14,468,414

Total	$66,308,786	$84	$(120,746)	$66,188,124

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$851,667	$—	$—	$851,667
Cash equivalents:
Money market funds	9,464,397	—	—	9,464,397

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,108,607	—	(1,366)	2,107,241
Federal farm credit bank	4,357,111	830	(2,666)	4,355,275
Federal home loan bank	7,816,214	1,284	(3,400)	7,814,098
Freddie Mac	7,467,276	223	(1,003)	7,466,496

Certificate of Deposits	14,818,468	1,322	—	14,819,790

Total Short-term investments	36,567,676	3,659	(8,435)	36,562,900
Long-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,878,500	—	(29,885)	5,848,615
Federal farm credit bank	—	—	—	—
Federal home loan bank	1,900,546	—	(10,773)	1,889,773
Freddie Mac	7,933,745	—	(29,374)	7,904,371

Certificate of Deposits	5,071,490	302	—	5,071,792

Total Long-term investments	20,784,281	302	(70,032)	20,714,551

Total	$67,668,021	$3,961	$(78,467)	$67,593,515

At December 31, 2017 and December 31, 2016, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet was less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at December 31, 2017 and December 31, 2016. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2017.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Prepaid third-party vendor costs	$131,286	$208,196
Deferred registration fees	143,924	—
Prepaid insurance	44,065	48,048
Other receivable	149,792	34,503
Total	$469,067	$290,747

6. Property and Equipment, Net

Furniture and fixtures consist of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Office furniture and fixtures	$519,675	$486,586
Leasehold improvements	82,694	—
Manufacturing equipment	13,000	—
Property and equipment	615,369	486,586
Less accumulated depreciation	(478,697)	(464,055)
Property and equipment, net	$136,672	$22,531

Depreciation expense was $14,641, $80,259 and $153,797 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017

Fixed-income treasury portfolio	$40,160,213	$—	$—	$40,160,213
Certificate of Deposits	—	21,232,813	—	21,232,813
Cash and cash equivalents	4,795,098	—	—	4,795,098
Total assets at fair value	$44,955,311	$21,232,813	$—	$66,188,124

	December 31, 2016
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2016

Fixed-income treasury portfolio	$37,385,869	$—	$—	$37,385,869
Certificate of Deposits	—	19,891,582	—	19,891,582
Cash and cash equivalents	10,316,064	—	—	10,316,064
Total assets at fair value	$47,701,933	$19,891,582	$—	$67,593,515

There were no transfers between levels in the fair value hierarchy during any of the periods presented herein.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2017	2016
Accrued research and development costs	$14,841,071	$6,792,947
Accrued compensation	2,940,039	1,975,037
Accrued legal	780,664	71,554
Other accrued liabilities	1,180,313	444,976
Total accounts payable and accrued expenses	$19,742,087	$9,284,514

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

Common Stock

As of December 31, 2017, the Company was authorized to issue 53,750,000 shares of common stock.  Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of the shares of the stock options.

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

On January 26, 2018, the Company completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.5 million.

The Company may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements.

10. Grant Revenue

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate, after LLS’s review process, that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through December 31, 2017, the Company has received $3.0 million based on milestones achieved. The Company could receive the additional $0.5 million based on the completion of a milestone event. The Company has recognized approximately $0.9 million, $1.0 million and $0.7 million of revenue related to the LLS grant for the years ended December 31, 2017, 2016, and 2015, respectively, which reflects revenue recognized, respectively, on a straight-line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The TAP agreement terminates when there are no longer any payment obligations.

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

As of December 31, 2017, there were 1,089,975 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $8.6 million, $7.4 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2017 generated an income tax deduction of approximately $4.2 million. In January 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting which changes the accounting for certain aspects of share-based payments to employees.  One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.  Previously, such amounts were recognized as an increase and decrease in additional paid-in capital.  This aspect of the standard was adopted prospectively, and accordingly the benefit from income taxes for the year ended December 31, 2017, included $0.6 million, of excess tax benefits arising from share-based payments during the period of adoption.  No income tax benefit was recognized in the statements of operations for share-based compensation arrangements for the years ended December 31, 2016 and 2015.

Additionally, the new standard requires that historical excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes should be recognized on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption.  Consequently, the Company recognized gross deferred tax assets of approximately $14.8 million relating to excess tax benefits of stock-based compensation during the year of adoption, with a corresponding cumulative-effect adjustment to accumulated deficit.

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Research and development	$3,732,742	$3,186,783	$2,703,861
General and administrative	4,885,778	4,244,343	2,459,101
Total	$8,618,520	$7,431,126	$5,162,962

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

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2017, 2016 and 2015, are as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.92%	1.56%	1.86%
Expected volatility	75.76%	73.53%	77.92%
Dividend yield	—	—	—
Expected life	6.07 years	6.03 years	6.15 years

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

For the years ended December 31, 2017, 2016 and 2015 the Company issued 23,952 shares, 87,786 shares and 198,938 shares of the Company’s common stock, respectively, upon the exercise of outstanding stock options and received proceeds of approximately $141,740, $264,196 and $725,017, respectively. For the years ended December 31, 2017, the company received a tax benefit of $0.6 million from the exercise of stock options, and for the years ended December 31, 2016 and December 31, 2015, the Company realized no tax benefit from the exercise of stock options. As of December 31, 2017, there was approximately $5.1 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.43 years.

The Company’s stock options outstanding at December 31, 2017, 2016 and 2015 and changes during the years ended December 31, 2017, 2016 and 2015 are presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,643,532	$8.64
Options granted	702,094	13.74
Options exercised	(198,938)	3.64
Options forfeited	(24,962)	13.22
Outstanding at December 31, 2015	2,121,726	$10.74
Options granted	1,132,972	5.29
Options exercised	(87,786)	3.01
Options forfeited	(76,160)	18.17
Outstanding at December 31, 2016	3,090,752	$8.78
Options granted	131,000	8.40
Options exercised	(23,952)	5.92
Options forfeited	(22,836)	15.51
Outstanding at December 31, 2017	3,174,964	$8.74	6.25	$24,508,881
Options exercisable at December 31, 2017	1,912,882	$9.22	5.04	$14,507,809

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.2 million, $0.7 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company’s non-vested restricted stock at December 31, 2017, 2016 and 2015, and changes during the years ended December 31, 2017, 2016 and 2015 are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	283,446	$19.36
Shares granted	399,742	11.66
Shares vested	(116,167)	18.50
Shares forfeited	(13,976)	22.00
Outstanding at December 31, 2015	553,045	13.91
Shares granted	920,444	4.93
Shares vested	(165,400)	14.30
Shares forfeited	(39,997)	11.80
Outstanding at December 31, 2016	1,268,092	$7.41
Shares granted	914,950	8.91
Shares vested	(416,157)	9.02
Shares forfeited	(42,048)	6.92
Outstanding at December 31, 2017	1,724,837	$7.83

For the year ended December 31, 2017, the Company granted 914,950 shares of restricted stock, at a weighted-average grant date fair value of $8.91 per share amounting to approximately $8.2 million in total aggregate fair value. At December 31, 2017, approximately 1,724,837 shares remained unvested and there was approximately $9.8 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.0 years. The total fair value of restricted stock vested during the year ended December 31, 2017 was approximately $3.8 million.

Performance Share Awards

Subsequent to the closing of the IPO, certain options and restricted stock began to vest to directors, consultants and key employees. The Company recorded approximately $1.4 million of stock-based compensation expense associated with 573,424 options with a weighted average exercise price of $2.38 and 8,625 shares of restricted stock that fully vested upon consummation of the IPO. In addition, 281,895 options commenced vesting based upon the consummation of the IPO. The Company has recorded approximately $1.8 million on the vesting of these options over their expected lives.

For awards with performance conditions, such as capital raises, an IPO, a change in control or a sale of the company, no expense is recognized, and no measurement date can occur, until the occurrence of the event is probable.

Awards Granted to Non-Employees

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants.  The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost that has been charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such rights or (ii) the fair value of the shares on the date such rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the twelve months ended December 31, 2017, the Company recorded approximately $68,496 of compensation expense, related to participation in the 2015 ESPP.

12. Income Taxes

For the year ended December 31, 2017, 2016, and 2015, the Company recognized $0, $25,296, and $0, respectively. The $25,296 of income tax benefit in 2016 was a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income. For years shown, components of the Company’s income tax expense (benefit) were as follows:

	2017	2016	2015
Deferred:
Federal	$(8,370,870)	$(16,917,231)	$(17,654,150)
State and local	4,968,667	(3,063,684)	(3,735,379)
	(3,402,203)	(19,980,915)	(21,389,529)
Increase in valuation allowance	3,402,203	19,955,619	21,389,529
Total tax expense	$—	$(25,296)	$—

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.6)	(7.5)	(11.0)
Permanent items	5.6	7.0	7.9
R&D Credit	(14.8)	(17.2)	(21.3)
ASU 2016-09	(7.2)	—	—
Change in state deferred rate	10.8	(0.5)	1.0
Impact of tax reform	38.2	—	—
Change in valuation allowance	5.0	52.1	57.4
Effective income tax rate	—%	(0.1)%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2017	2016
Current deferred tax assets:
Accrued expenses	$—	$1,478,437
Valuation allowance	—	(1,478,437)
Total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Accrued expenses	$784,671	$—
Net operating loss carryforwards	34,220,690	28,412,080
Research and Development	31,591,504	21,536,090
Depreciable and Amortizable Assets	12,131,537	21,683,793
Nonqualified stock compensation	3,079,231	5,295,029
	81,807,633	76,926,992
Valuation allowance	(81,807,633)	(76,926,992)
Total noncurrent deferred tax assets	$—	$—

In assessing its ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2017, 2016 and 2015.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2017:

	Amount	Expiration
Federal net operating losses	$122,768,866	2023-2037
State net operating losses	$127,278,196	2023-2037
Research and development credits	$31,591,504	2023-2037

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

The Company did not have unrecognized tax benefits as of December 31, 2017 and does not expect this to change significantly over the next twelve months. As of December 31, 2017, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2009 through December 31, 2017 are still subject to examination by major tax jurisdictions.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for any years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $217.2 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2017, the Company has paid or accrued $6.2 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

Scott and White Memorial Hospital

In June 2006, the Company entered into a research and license agreement, as amended in December 2008, March 2010 and July 2011 (collectively the “S&W Agreement”), with Scott and White Memorial Hospital and Scott, Sherwood and Brindley Foundation, and its affiliate Scott and White Clinic (collectively “S&W”) for the rights to SL-401 and SL-501. SL-401 is a clinical stage targeted therapy directed to the interleukin-3 receptor, or IL-3R, and is being developed to treat patients with hematologic cancers. SL-501 is a next generation IL-3R-targeted therapy and is in preclinical development. The Company have made certain payments to Scott and White for such research services pursuant to the agreement, which through December 31, 2017, totals approximately $1.0 million in the aggregate. The Company is required to pay single-digit royalties on sales of these products, if any, and a percentage of upfront payments the Company may receive from a sublicensee. The S&W Agreement will expire in its entirety upon the later of (i) the 10th anniversary of the first commercial sale of a product and (ii) the expiration of the last issued patent claiming or covering a product. The Company may terminate the S&W Agreement at its sole discretion at any time after a specified number of days following written notice and either party may terminate for a material breach of the agreement that is not cured within a specified number of days.

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming composition of a shortened variant of the IL-13Rα2 peptide (the “UP Agreement”) utilized by the Company in its SL-701 composition. The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company is required to pay annual fees, milestone payments (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), and, upon regulatory approval, single-digit royalty payments on net sales, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. Through December 31, 2017, the Company have paid an aggregate of approximately $0.7 million in fees to the University under the agreement. The Company also must make certain payments to the University of up to approximately $4.2 million upon the achievement of specific regulatory and commercial milestone events. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming use of a shortened peptide of EphA2, which the Company may use for the diagnosis, treatment or prevention of diseases and tumors of the brain and which the Company is currently utilizing in its SL-701 composition. The Company paid UP an initial license fee and is required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a single-digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. Through December 31, 2017, the Company have paid an aggregate of approximately $0.1 million in fees to the University under the agreement. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the applications for investigational new drugs, or INDs, relating to clinical trials with an earlier version of SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products. The Company paid UP an initial license fee and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue it may receive from any sublicensees. Through December 31, 2017, the Company have paid an aggregate of approximately $27,500 in fees to the University under the agreement. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

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

The Company is responsible to pay one remaining annual technical advisory fee in December 2018 totaling 110 million Japanese Yen (JPY), if the clinical development continues over this time period. Additionally, the Company must pay CanBas tiered royalties based on aggregate net sales, by the Company or its sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates start in the low single digits and are tiered up based on annual net sales. In the future, the Company may also be responsible, based on the achievement of specific clinical-development, regulatory and sales-based commercial milestones, for certain payments to CanBas of up to $86 million. The Company has sublicensing rights under this agreement, in which the Company would pay CanBas a standard percentage of the payments received by the Company from a sublicensee.

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

UCB Biopharma Sprl

On December 31, 2017, the Company entered into a license agreement with UCB Biopharma Sprl (“UCB”) for SL-901. SL-901 is a small molecule kinase inhibitor. Prior to in licensing, the agent had shown preclinical activity in several tumor models, and was evaluated in a small Phase 1 clinical trial in Europe. Neither a dose limiting toxicity (“DLT”) nor a maximum tolerated dose (“MTD”) was reached in the trial, and a partial response in one patient with advanced lung cancer was reported. We are currently evaluating plans to produce drug supply under good manufacturing practice (“GMP”) and conduct necessary non-clinical studies to enable a new regulatory filing to continue clinical dose escalation.

UCB has granted the Company an exclusive, royalty-bearing, worldwide license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-901, and any products containing or comprising such compound in finished dosage pharmaceutical form. In January 2018, the Company paid UCB an up-front consideration payment of $0.5 million. In the future, the Company may also be responsible, based on the achievement of specific clinical development, regulatory and sales-based commercial milestones, for certain payments to UCB of up to $111 million, largely consisting of approval and post-approval payments. The Company has sublicensing rights under this agreement, in which the Company would pay UCB a standard percentage of the payments received by the Company from a sublicensee.

Additionally, the Company may be obligated to pay UCB tiered royalties based on aggregate net sales, by the Company or its sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates are in the low double digits and are tiered up based on annual net sales.The Company must exercise commercially reasonable efforts to develop, obtain regulatory approval and commercialize a licensed product in at least one indication in both the U.S. and EU. The licenses granted are contingent upon the Company achieving certain milestone events within specific timeframes.

The agreement survives until the date upon which the Company’s obligation to pay royalties has expired in each specific country, after which the Company’s license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. The Company may terminate the license for breach upon 45 days advance written notice to UCB. If either party breaches a material obligation under the agreement and such obligation is not cured within a specified period of time following written notice from the other party, then the non-breaching party may terminate the agreement upon an additional written notice.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2017, the Company entered into new work order agreements with this vendor totaling approximately $23.5 million, with services to be rendered on these agreements through 2018. From inception through December 31, 2017, the Company has received and paid for services relating to these agreements in the amount of $15.9 million.

The Company has agreements in place with CROs in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $5.3 million assuming the successful advancement of its programs.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

2018	$837,000
2019	837,000
Total minimum payments	$1,674,000

Rent expense charged to operations was $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.  Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

Contingencies

On March 15, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss in its entirety a consolidated shareholder action against the Company, its directors, certain of its officers, and Jefferies LLC. All claims in the Amended Complaint are to be dismissed with prejudice unless Plaintiffs file for leave to amend their complaint within thirty days of March 15, 2018.

In February 2017, four putative class action lawsuits were filed against the Company and certain of its officers and directors in the Southern District of New York, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder and violations of Section 11 and 15 of the Securities Act of 1933, or the Securities Act, arising from the Company’s January 2017 follow-on public offering.  Each of lawsuits was premised upon allegations that the defendants made false and misleading statements and/or omissions by failing to earlier disclose that a cancer patient in a Stemline clinical trial of SL-401 who experienced the side effect of CLS died on January 18, 2017.  Additionally, the complaints alleged that, as a result of the foregoing, certain of the defendants’ statements about Stemline’s business, operations, and prospects were materially false and misleading and/or lacked a reasonable basis.  In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action and appointed three purported individual investors in the Company as Lead Plaintiff to represent the proposed class. This class appointed Pomerantz LLP and the Rosen Law Firm as Co-Lead Counsel. On June 26, 2017, Lead Plaintiffs filed an amended complaint in the consolidated action, naming as defendants, the Company, its directors, certain of its officers, and Jefferies LLC, and alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder during the period from January 20, 2017 through February 1, 2017, as well as violations of the Securities Act arising from the Company’s January 2017 follow-on public offering.  On March 15, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss in its entirety the consolidated action.  All claims in the Amended Complaint are to be dismissed with prejudice unless Plaintiffs file for leave to amend their complaint within thirty days of March 15, 2018.

On May 2, 2017, a shareholder derivative litigation was filed in New York Supreme Court in New York County against all of the Company’s directors and certain of the Company’s officers in litigation captioned Hancock v. Bergstein. The Company is named only as a nominal defendant. The suit alleges that the officers and directors breached their fiduciary duties to the Company, unjustly enriched themselves, wasted corporate assets, abused their control, and grossly mismanaged the Company. The claims are based on allegations that the defendants engaged in improper conduct by failing to disclose in connection with its follow-on public offering of stock on January 20, 2017, that a cancer patient in a Stemline clinical trial died on January 18, 2017. It is alleged that the non-disclosure of that adverse event in the follow-on public offering has led us to incur losses, including defense and investigation costs, and allowed the defendants to reap substantial financial rewards in the form of bonuses and other compensation.

The Company intends to vigorously defend against these actions. However, there is no assurance that we will be successful in the Company’s defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

15. Other Income

The components of other income for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
Other Income:	2017	2016	2015

Other (expense)/income	(6,330)	11,438	1,609
Total other (expense)/income	$(6,330)	$11,438	$1,609

Other income includes short term and long term capital gains from the sale of the Company’s investment securities, net of any capital losses.

16. Subsequent Events

On January 26, 2018, the Company completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.5 million.

During January 2018, the Company’s warrant holders elected to exercise warrants to purchase 99,529 shares of the Company’s common stock whereby the Company received approximately $0.4 million in connection with this exercise. A portion of the transaction was processed via a cashless exercise.  As of January 31, 2018, no warrants to purchase the Company’s stock were outstanding.

17. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2017
Net loss attributable to common stockholders	$(14,566,010)	$(15,456,936)	$(16,056,147)	$(21,749,301)
Basic and diluted net loss per common share	$(0.67)	$(0.66)	$(0.68)	$(0.93)
2016
Net loss attributable to common stockholders	$(9,048,544)	$(9,322,143)	$(9,923,222)	$(10,009,096)
Basic and diluted net loss per common share	$(0.51)	$(0.52)	$(0.56)	$(0.56)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2018	STEMLINE THERAPEUTICS, INC

	By:	/s/ Ivan Bergstein, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 16, 2018, and in the capacities indicated:

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