Form 10-Q
period 2018-03-31
STEMLINE THERAPEUTICS INC
filed 2018-05-10
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 30,273,930 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 10, 2018.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that

i

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

•                                          our ability to successfully file and obtain timely marketing approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory agency for one or more Biologics License Applications, or BLAs, or New Drug Applications, NDAs or comparable foreign marketing submissions;

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

•                                          our available cash and investments;

•                                          the accuracy of our estimates regarding expenses, future income, capital requirements and needs for additional financing;

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

Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q. You should also read carefully the factors described in the “Risk Factors” section of this Form 10-Q to better

ii

understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these risks and uncertainties, our actual results may differ materially from those reflected in the forward-looking statements in this Form 10-Q.

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

iii

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

STEMLINE THERAPEUTICS, INC.
Balance Sheets

	March 31, 2018 (Unaudited)	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$15,230,838	$4,795,098
Short-term investments	84,276,796	46,924,612
Prepaid expenses and other current assets	1,097,642	469,067
Total current assets	100,605,276	52,188,777
Property and equipment, net	124,886	136,672
Long-term investments	6,733,137	14,468,414
Other assets	212,305	212,305
Total assets	$107,675,604	$67,006,168
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,488,507	$19,742,087
Other current liabilities	96,827	96,826
Total current liabilities	19,585,334	19,838,913
Other liabilities	72,620	96,826
Total liabilities	19,657,954	19,935,739
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value, 53,750,000 shares authorized at March 31, 2018 and December 31, 2017. 30,216,530 shares issued and outstanding at March 31, 2018 and 25,313,595 shares issued and outstanding at December 31, 2017	3,022	2,531
Additional paid-in capital	310,857,448	251,489,546
Accumulated other comprehensive loss	(150,377)	(145,958)
Accumulated deficit	(222,692,443)	(204,275,690)
Total stockholders’ equity	88,017,650	47,070,429
Total liabilities and stockholders’ equity	$107,675,604	$67,006,168

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Income:
Grant income	$—	$299,401

Operating expenses:
Research and development	12,708,058	9,620,324
General and administrative	5,938,600	5,367,775

Total operating expenses	18,646,658	14,988,099

Loss from operations	(18,646,658)	(14,688,698)
Other expense	(3,897)	—
Interest income	233,802	122,688

Net loss	$(18,416,753)	$(14,566,010)

Net loss per common share:

Basic and Diluted	$(0.69)	$(0.67)

Weighted-average shares outstanding:

Basic and Diluted	26,845,983	21,810,559

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(18,416,753)	$(14,566,010)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments, net of tax	(8,316)	7,610
Reclassification adjustment for loss on investments included in net loss	3,897	—

Other comprehensive gain (loss)	(4,419)	7,610
Comprehensive loss	$(18,421,172)	$(14,558,400)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Loss	Deficit	Equity (Deficit)

Balance, December 31, 2017	25,313,595	$2,531	$251,489,546	$(145,958)	$(204,275,690)	$47,070,429

Restricted stock grants	541,254	54	(54)	—	—	—
Stock-based compensation expense	—	—	2,206,427	—	—	2,206,427
Employee Stock Purchase Plan compensation expense	—	—	18,876	—	—	18,876
Issuance of common stock in connection with the ESPP	6,650	1	49,741	—	—	49,742
Issuance of common stock in connection with the exercise of stock options	69,201	7	1,089,909	—	—	1,089,916
Issuance of common stock in connection with the exercise of warrants	30,830	3	352,527	—	—	352,530
Issuance of common stock in connection with follow-on public offering, net	4,255,000	426	55,650,476	—	—	55,650,902
Net loss	—	—	—	—	(18,416,753)	(18,416,753)
Other comprehensive income	—	—	—	(4,419)	—	(4,419)
Balance, March 31, 2018	30,216,530	$3,022	$310,857,448	$(150,377)	$(222,692,443)	$88,017,650

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities

Net loss	$(18,416,753)	$(14,566,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,786	952
Stock-based compensation expense	2,206,427	1,759,633
Employee Stock Purchase Plan compensation expense	18,876	17,923
Amortization of premium paid on marketable securities	(3,100)	33,097
Net gain on sale of marketable securities	3,897	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(628,575)	(225,763)
Accounts payable and accrued expenses	(253,580)	3,250,747
Deferred grant income	—	(299,401)
Other liabilities	(24,205)	(17,775)

Net cash used in operating activities	(17,085,227)	(10,046,597)

Cash flows from investing activities
Purchase of marketable securities	(44,688,793)	(3,254,553)
Sale and maturities of marketable securities	15,066,670	11,841,000
Net cash (used in) provided by investing activities	(29,622,123)	8,586,447

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offering, net	55,650,902	48,242,214
Proceeds from issuance of common stock from ESPP	49,742	31,659
Proceeds from exercise of stock options	1,089,916	—
Proceeds from exercise of warrants	352,530	—
Net cash provided by financing activities	57,143,090	48,273,873

Net increase in cash and cash equivalents	10,435,740	46,813,723
Cash and cash equivalents at beginning of period	4,795,098	10,316,064
Cash and cash equivalents at end of period	$15,230,838	$57,129,787

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
March 31, 2018

1.                                      Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing novel oncology therapeutics. The Company’s activities to date have primarily consisted of advancing its clinical stage programs, expanding and strengthening its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

The Company has incurred losses from operations since inception of $234.2 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition, preclinical and clinical development of its product candidates. In particular, it has expended, and will continue to expend, substantial resources for the foreseeable future developing its clinical candidates, SL-401, SL-801, and SL-701, as well as its preclinical product candidates and drug discovery and acquisition efforts. These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, and obtaining regulatory approvals, as well as commercializing any products approved for sale. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. The Company expects its research and development expenses to trend higher in connection with its ongoing and planned clinical trials and related manufacturing efforts for SL-401, SL-801 and SL-701 and development of its other pre-clinical product candidates and platform technologies. The Company also anticipates that its general and administrative expenses will be higher in future periods due to the build out of a commercial infrastructure and regulatory compliance systems to support potential commercialization of SL-401 if an FDA or foreign equivalent health authority approval for marketing is obtained.

As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for SL-401, SL-801, and SL-701, for one or more indications, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize SL-401, SL-801, and SL-701, if the Company obtains marketing approval.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring adjustments) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The Company believes that its existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to cover its cash flow requirements for at least the next two years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (U.S. GAAP) requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period.  Such estimates and assumptions affect the reported amounts of assets, liabilities, income and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.                                      Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2017 Form 10-K. There have been no changes to those policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016.  The Company adopted this guidance on January 1, 2018 using the full retrospective method.  The accounting standard had no impact to the financial position, results of operations or cash flows since the Company has no contracts with customers. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

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

The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company adopted this guidance on January 1, 2018 and it had no impact to the financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the guidance in the same period.  The Company adopted this guidance on January 1, 2018 and it had no impact to the statement of cash flows..

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted ASU 2017-09 on January 1, 2018. There were no modifications that had an impact on the Company’s consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act” or the “Tax Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduction in the corporate tax rate under the TCJ Act will also require a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, the Company currently calculates a reduction in the value of these assets of approximately $25.0 million, which is fully offset by a valuation allowance and has no impact on the income tax provision. The company is still evaluating the full impact of the TCJ Act but due to a full valuation against deferred taxes, the company estimates no impact to the income tax provision.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

As noted in the 2017 Form 10-K, the Company was able to reasonably estimate certain tax effects and, therefore, recorded provisional adjustments associated with the impact of tax reform. The Company has not made any additional measurement-period adjustments related to tax reform during the quarter ended March 31, 2018. However, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period.

3.                                      Liquidity and Capital Resources

As of March 31, 2018, the Company has approximately $106.2 million in cash, cash equivalents and short and long-term investment securities. The Company primarily invests in highly liquid cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4.                                      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Prepaid third party vendor costs	$213,181	$131,286
Deferred registration fees	153,156	143,924
Prepaid insurance	562,500	44,065
Other receivable	168,805	149,792
Total	$1,097,642	$469,067

5.                                      Property and Equipment, Net

Property and equipment, net, consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Office furniture and fixtures	$519,675	$519,675
Leasehold improvements	82,694	82,694
Manufacturing equipment	13,000	13,000
Property and equipment	615,369	615,369
Less accumulated depreciation	(490,483)	(478,697)
Property and equipment, net	$124,886	$136,672

Depreciation expense was $11,786 and $952 for the three-month periods ended March 31, 2018 and 2017, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:
Fixed-income treasury portfolio	$58,953,100	$—	$—	$58,953,100
Certificate of Deposits	—	32,056,833	—	32,056,833
Cash and cash equivalents	15,230,838	—	—	15,230,838
Total assets at fair value	$74,183,938	$32,056,833	$—	$106,240,771

	December 31, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Assets:
Fixed-income treasury portfolio	$40,160,213	$—	$—	$40,160,213
Certificate of Deposits	—	21,232,813	—	21,232,813
Cash and cash equivalents	4,795,098	—	—	4,795,098
Total assets at fair value	$44,955,311	$21,232,813	$—	$66,188,124

The following is a summary of cash equivalents and available-for-sale investments held by the Company at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$4,481,786	$—	$—	$4,481,786
Cash equivalents:
Money market funds	$8,252,402	—	—	8,252,402
U.S. Treasury Securities	2,496,605	45	—	2,496,650
Total cash equivalents	10,749,007	45	—	10,749,052

Total cash and cash equivalents	$15,230,793	45	—	$15,230,838

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	13,460,278	—	(24,327)	13,435,951
Federal farm credit bank	1,253,448	—	(1,109)	1,252,339
Federal home loan bank	12,905,297	—	(29,088)	12,876,209
Freddie Mac	8,908,660	—	(22,514)	8,886,146
U.S. Treasury Securities	18,773,080	87	(20,275)	18,752,892
Others	1,022,500	—	—	1,022,500

Certificate of Deposits	28,051,605	10	(856)	28,050,759

Total short-term investments	84,374,868	97	(98,169)	84,276,796
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	1,003,875	—	(8,440)	995,435
Freddie Mac	999,602	—	(11,215)	988,387
U.S. Treasury Securities	750,640	—	(7,399)	743,241

Certificate of Deposits	4,006,074	—	—	4,006,074

Total long-term investments	6,760,191	—	(27,054)	6,733,137

Total	$106,365,852	$142	$(125,223)	$106,240,771

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$3,088,659	$—	$—	$3,088,659
Cash equivalents:
Money market funds	1,706,439	—	—	1,706,439

Total cash and cash equivalents	$4,795,098	—	—	$4,795,098

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	13,631,041	—	(31,396)	13,599,645
Federal farm credit bank	1,249,823	—	(1,869)	1,247,954
Federal home loan bank	5,923,497	—	(14,197)	5,909,300
Freddie Mac	5,409,227	—	(19,182)	5,390,045
U.S. Treasury Securities	6,282,231	—	(12,578)	6,269,653
Others	1,019,302	—	(612)	1,018,690

Certificate of Deposits	13,489,241	84	—	13,489,325

Total short-term investments	47,004,362	84	(79,834)	46,924,612
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	2,753,337	—	(15,529)	2,737,808
Freddie Mac	2,509,471	—	(13,635)	2,495,836
U.S. Treasury Securities	1,503,030	—	(11,748)	1,491,282

Certificate of Deposits	7,743,488	—	—	7,743,488

Total long-term investments	14,509,326	—	(40,912)	14,468,414

Total	$66,308,786	$84	$(120,746)	$66,188,124

*The gross unrealized gains and losses captured in this footnote is before tax.

At March 31, 2018 and December 31, 2017, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at March 31, 2018 and December 31, 2017.  The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2018.

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

7.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Accrued research and development costs	$14,508,972	$14,841,071
Accrued compensation	1,945,483	2,940,039
Accrued legal	1,238,063	780,664
Other accrued liabilities	1,795,989	1,180,313
Total accounts payable and accrued expenses	$19,488,507	$19,742,087

8.                                      Common Stock

On January 26, 2018, the Company completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million.

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

As of March 31, 2018 and December 31, 2017, the Company was authorized to issue 53,750,000 shares of common stock.

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

9.                                      Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive loss are as follows:

	Three Months Ended March 31,
	2018	2017

Balance at beginning of period	$(145,958)	$(99,802)
Other comprehensive (loss) income before reclassification	(8,316)	7,610
Amounts reclassified from accumulated other comprehensive income (loss)*	3,897	—
Total other comprehensive (loss) income	(4,419)	7,610

Balance at end of period	$(150,377)	$(92,192)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(18,416,753)	$(14,566,010)
Basic and diluted weighted-average common shares	26,845,983	21,810,559
Basic and diluted net loss per share	$(0.69)	$(0.67)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the three-month periods ended March 31, 2018 and 2017, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2018	2017
Restricted stock	1,840,125	1,719,763
Options outstanding	3,128,627	3,084,414
Warrants	—	99,529
Total	4,968,752	4,903,706

11.                               Grant Income

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through March 31, 2018, the Company has received $3.0 million based on milestones achieved. The Company could receive the additional $0.5 million based on the completion of a milestone event. The Company has recognized approximately $0 and $0.3 million of income related to the LLS grant for the three-month periods ended March 31, 2018 and 2017, respectively, which reflects income recognized on a straight-line basis based on the Company’s best estimates of work performed and qualifying costs incurred. The TAP Agreement terminates when there are no longer any payment obligations for either LLS or Stemline.

12.                               Income Taxes

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the three-month periods ended March 31, 2018 and March 31, 2017, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The Company files income tax returns in the United States and in the State of New York. The Company’s 2014 and 2015 tax years are currently being audited by the Internal Revenue Service and there are no ongoing audits in state taxing jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of March 31, 2018, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As of March 31, 2018, there were 525,857 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $2.2 million and $1.8 million for the three-month periods ended March 31, 2018 and 2017, respectively. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month periods ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Research and development	$970,624	$697,636
General and administrative	1,235,803	1,061,997
Total	$2,206,427	$1,759,633

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month periods ended March 31, 2018 and 2017, respectively are as follows:

	Three Months Ended March 31,
	2018	2017
Weighted-average volatility	77.96%	N/A
Weighted-average risk-free interest rate	2.63%	N/A
Weighted-average expected term in years	6.26	N/A
Dividend yield	—	N/A

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

For the three-month period ended March 31, 2018, the Company issued 69,201 shares, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of approximately $1.1 million. As of March 31, 2018, there was approximately $5.0 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.5 years.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,174,964	$8.74
Options granted	73,000	15.18
Options exercised	(69,201)	15.75
Options forfeited	(50,136)	21.25
Outstanding at March 31, 2018	3,128,627	$8.53	6.29	$23,723,293
Options exercisable at March 31, 2018	2,163,499	$8.79	5.47	$16,556,428

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2018 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The following table summarizes the activity related to the Company’s restricted stock for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	1,724,837	$7.83
Shares granted	541,254	17.11
Shares vested	(425,966)	8.12
Shares forfeited	—	—
Outstanding at March 31, 2018	1,840,125	$14.25

For the three-month period ended March 31, 2018, the Company granted 541,254 shares of restricted stock, at a weighted-average grant date fair value of $17.11 per share amounting to approximately $9.3 million in total aggregate fair value. As of March 31, 2018, 1,840,125 shares remained unvested and there was approximately $17.4 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years. The total fair value of restricted stock vested during the three-month periods ended March 31, 2018 and 2017 was approximately $3.5 million and $2.0 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company periodically re-measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.2 million and $23,687 for the three-month periods ended March 31, 2018 and 2017, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $18,876 and $17,923 of compensation expense for the three months ended March 31, 2018 and 2017, respectively, related to participation in the 2015 ESPP.

14.                               Commitments and Contingencies

The Company has entered into research and development agreements with third-parties for the development of oncology products and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes development-based milestone payments, and royalty and sales-based milestone payments based on net sales should the product candidates be approved for marketing. The timing and the amounts of milestone and royalty payments in the future are not certain.

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

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $217.2 million in future periods.  As of March 31, 2018, the Company has paid or accrued $6.5 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2018, the Company entered into new work order agreements with this vendor totaling approximately $23.9 million, with services to be rendered on these agreements through 2018. From inception through March 31, 2018, the Company has received and paid for services relating to these agreements in the amount of $18.6 million.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $4.7 million assuming the successful advancement of its programs.

Therapy Acceleration Program Agreement with The Leukemia and Lymphoma Society

In October 2013, the Company entered into a contract relating to the TAP Agreement with the LLS. The LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through March 31, 2018, the Company has received $3.0 million based on milestones achieved. The Company could receive the additional $0.5 million based on the completion of a milestone event.

Pursuant to the TAP Agreement, the Company shall repay to LLS, subject to the obtaining of certain post-approval milestones, an amount not to exceed three (3) times the dollar amount provided by LLS to the Company.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2018	627,750
2019	837,000
Total minimum payments	$1,464,750

Rent expense charged to operations was $187,522 and $192,852 for the three-month periods ended March 31, 2018 and 2017, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

Contingencies

In February 2017, four putative class action lawsuits were filed against the Company and certain of its officers and directors in the Southern District of New York, alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder and violations of Section 11 and 15 of the Securities Act of 1933, or the Securities Act, arising from our January 2017 follow-on public offering. In April 2017, the United States District Court for the Southern District of New York consolidated these four shareholder actions into a single action. On May 2, 2017, a shareholder derivative litigation was filed in New York Supreme Court in New York County against all of the Company’s directors and certain of its officers. The Company is named only as a nominal defendant. On March 15, 2018, the United States District Court for the Southern District of New York granted the defendants’ motion to dismiss the consolidated action in its entirety. All claims in the Amended Complaint were to be dismissed with prejudice unless Plaintiffs filed for leave to amend their complaint within thirty days of March 15, 2018. On April 13, 2018, the Court entered judgment dismissing the consolidated shareholder action with prejudice pursuant to its March 15, 2018 order, noting that Plaintiffs did not move for leave to amend their complaint.  Instead, on April 11, 2018, Plaintiffs filed a notice of appeal from the Court’s March 15, 2018 order.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2017, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K to which the reader is directed for additional information.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. Our clinical pipeline includes: SL-401, SL-801, and SL-701.

SL-401

SL-401 is a novel targeted therapy directed to the interleukin-3 receptor-a, or CD123, a target present on a wide range of malignancies. SL-401 has completed a pivotal Phase 2 trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN, an indication for which SL-401 has received Breakthrough Therapy designation, or BTD, from the U.S. Food and Drug Administration, or FDA. The pivotal trial has met its primary endpoint and we have initiated a rolling Biologics License Application, or BLA, submission with the FDA seeking marketing approval.

In December 2017, we presented detailed data from the pivotal trial at the 2017 American Society of Hematology, or ASH, Annual Meeting and Exposition, in Atlanta, GA. The pivotal trial of SL-401 in BPDCN was a multicenter, open label, non-randomized, single arm clinical trial. We believe this trial is the largest multicenter prospective study ever conducted in BPDCN. The trial enrolled 45 BPDCN (32 first-line, 13 relapsed/refractory) patients at 7 sites in the U.S. Patients received SL-401 dosed intravenously on days 1-5 of a 21-day cycle for multiple consecutive cycles. The trial consisted of 3 stages: Stage 1 (lead-in, dose escalation), Stage 2 (expansion), and Stage 3 (pivotal, confirmatory). To ensure ongoing patient access to SL-401, we are currently enrolling both first-line and relapsed/refractory BPDCN patients in an additional cohort, Stage 4.

Stage 3 of the Phase 2 trial was designed to provide the pivotal, confirmatory evidence of efficacy of SL-401 in BPDCN. In Stage 3, 13 first-line BPDCN patients were enrolled and received SL-401 at 12 mcg/kg/day, the dose determined by previous stages. Stage 3 met its primary endpoint, with a CR + CRc rate of 54% (7/13) (95% Confidence Interval: 25.1, 80.8) by investigator assessment. The lower bound of the 95% confidence interval of the primary endpoint exceeded the pre-specified 10% rate. Overall response rate, or ORR, was 77% (10/13). 46% (6/13) of patients were bridged to stem cell transplant, or SCT, following remission on SL-401. 86% (6/7) of complete responders were relapse-free at 5+ to 8+ months, ongoing as of the presentation. Across all 3 stages, in first-line BPDCN patients who received SL-401 at 12 mcg/kg/day, the ORR was 90% (26/29) with a 72% (21/29) rate of CR + CRc + CRi (CR = complete response; CRc = clinical complete response: absence of gross disease with minimal residual skin abnormality; CRi = CR with incomplete hematologic recovery) by investigator assessment. 45% (13/29) of these patients were bridged to SCT following remission on SL-401. In relapsed/refractory BPDCN patients (all of whom received SL-401 at 12 mcg/kg/day in Stages 1 and 2; n=13), there was a 69% (9/13) ORR and a 38% (5/13) CR + CRc + CRi rate.

The most common treatment-related adverse events, or TRAEs, across BPDCN and other clinical trials (acute myeloid leukemia, or AML, myeloproliferative neoplasms, or MPN, and multiple myeloma) with SL-401 at 12 mcg/kg/day were hypoalbuminemia (49%), alanine aminotransferase increase (48%), aspartate aminotransferase increase (48%), thrombocytopenia (29%), and nausea (27%). Capillary leak syndrome, or CLS, occurred in 20% of patients and was grade 5 in 0.8% (1/119) of patients across all trial indications at 12 mcg/kg/day and 2.0% (3/153) of all patients across all trial indications at all doses, as previously reported.

We have initiated submission of a rolling BLA with the FDA and expect to complete the rolling submission in 2Q 2018. If successful, we project marketing approval could be attained in the 4Q18/1Q19 timeframe. Accordingly, pre-launch activities are underway in preparation for potential commercialization. Additionally, later this year, we anticipate feedback from the European Medicines Agency, or EMA, regarding the timing of a potential regulatory filing in the European Union.

In parallel, we are also conducting additional clinical development activities with SL-401. SL-401 is being assessed in Phase 1/2 clinical trials of patients with chronic myelomonocytic leukemia, or CMML, myelofibrosis, or MF, AML, and multiple myeloma.

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

SL-401 was granted BTD by the FDA, for the treatment of patients with BPDCN in August 2016. The FDA granted Orphan Drug designation, or ODD, to SL-401 for the treatment of AML in February 2011 and for BPDCN in June 2013. The EMA granted ODD to SL-401 for the treatment of AML in October 2015 and for BPDCN in November 2015.

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

In September 2017, we presented an update on the SL-801 Phase 1 trial in patients with advanced solid tumors at the European Society of Medical Oncology, or ESMO, Annual Congress 2017 in Madrid, Spain. No DLT or MTD was identified. The most common TRAEs, through six dosing cohorts, include nausea (42%), fatigue (29%), diarrhea (21%), vomiting (17%), and decreased appetite (17%). The most common TRAEs, grade 3, were nausea (4%) and diarrhea (4%). There were no TRAEs above grade 3. Through these six dosing cohorts, stable disease, or SD, was reported in 38% (9/24) of patients, with tumor shrinkages (range: 3% to 21%) noted in some heavily pre-treated patients. Dose escalation is ongoing.

Data from the SL-801 trial were selected for poster presentation at the upcoming American Society of Clinical Oncology, or ASCO, meeting in June 2018.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on certain malignancies including brain cancer. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin; two of these synthetic peptides (IL-13Rα2 and survivin) are mutant and believed to enhance immune activity. We completed a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma, or GBM, and data are being analyzed and will be considered when deciding next steps for the program.

In November, 2017, data from the trial were presented at the Annual Meeting of the Society for Neuro-Oncology, or SNO in San Francisco, CA. The trial consisted of 2 stages: Stage 1 and Stage 2. Stage 1 enrolled 46 patients and administered SL-701 as a single agent, with the immunostimulants GM-CSF and Imiquimod. Stage 2 enrolled 28 patients and administered SL-701 in combination with bevacizumab, with the immunostimulant poly-ICLC. SL-701 was generally well-tolerated. The most common TRAEs, were fatigue (22%) and injection site reaction (18%). In Stage 1, one patient had a partial response, or PR, of 18+ month duration (ongoing), and there were 15 SDs, 6 of which were at least 5 months duration (range: 5 to 28+ months, ongoing). In Stage 2, two patients achieved CR and 4 patients had PRs, for an ORR of 21% (6/28). In Stage 2, the median overall survival, or OS, was 11.7 months with a 48% 12-month OS rate. In addition, analyses indicate that SL-701 generated target-specific CD8+ T-cell responses in some patients experiencing clinical benefit, consistent with its mechanism of action. Data continue to be being analyzed and will be considered when deciding next steps for the program. These steps may include conducting larger studies, including randomized studies, single arm studies, further combination studies with novel agents, (e.g., checkpoint inhibitors), that could be conducted alone or via partnerships, or cessation of the program. If additional studies are conducted, this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending upon the choice and availability of immunostimulants.

Data from the SL-701 trial were selected for poster presentation at the upcoming ASCO meeting in June 2018.

SL-701 was awarded ODD from the FDA for the treatment of glioma in January 2015.

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

SL-501 is a high-affinity variant of SL-401 that has shown potency, in vitro and in vivo, against several hematologic tumor types, including AML, chronic myeloid leukemia, or CML, Hodgkin’s lymphoma, or HL, and Non-Hodgkin’s lymphoma, or NHL. SL-101 is a single chain monoclonal antibody fragment (mAb)-conjugate that binds to CD123 and has shown in vitro and in vivo activity against a variety of hematologic cancers.

In addition to oncology opportunities, there may also be utility for CD123-targeted agents in various autoimmune diseases, such as scleroderma and cutaneous lupus, in which the CD123-expressing plasmacytoid dendritic cell, or pDC, the precursor cell of BPDCN, may play a role. With this in mind, we are currently conducting preclinical experiments in this area and expect updates later this year in autoimmune disease.

SL-901

SL-901 is an oral, small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma Sprl, or UCB. Prior to in-licensing, the agent had demonstrated preclinical activity in several tumors, and was evaluated in an abbreviated Phase 1 clinical trial in Europe. Neither a DLT nor MTD was reached in the trial, and we believe further dose escalation is warranted. A PR in one patient with advanced lung cancer was reported. We are currently evaluating plans, including to produce drug supply under good manufacturing practice, to enable a new regulatory filing to continue clinical dose escalation.

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, prepare for commercialization, build our intellectual property portfolio, execute our business plan, raise capital, and provide general and administrative support for these operations. We have generated minimal income to date, have not generated any income from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through March 31, 2018, we have received net proceeds of $269.6 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.

On January 26, 2018, we completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million.

During January 2018, our warrant holders elected to exercise warrants to purchase 99,529 shares of our common stock whereby we received approximately $0.4 million in connection with this exercise. A portion of these transactions were processed via cashless exercises.  As of March 31, 2018, there are no warrants outstanding.

We have never been profitable and our net loss from operations for the three months ended March 31, 2018 and 2017 was $18.4 million and $14.6 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant income to achieve profitability, and we may never do so.

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 14: Commitments and Contingencies for more information on legal proceedings.

Financial Operations Overview

Income

We have not generated any income from product sales and we have generated minimal income to date, all relating to a $3.0 million research funding received from the Leukemia and Lymphoma Society, or LLS. As of March 31, 2018, we have fully recognized the $3.0 million in income received from the LLS. In the future, we may generate income from product sales, contingent on marketing approval for one of our product candidates and market acceptance of that product. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of income.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future income, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month periods ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
SL-401	$8,006,591	$6,228,498
SL-801	799,908	588,844
SL-701	164,168	466,581
Personnel expenses	3,136,482	2,102,974
Other expenses	600,909	233,427
Total	$12,708,058	$9,620,324

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

We expense research and development costs to operations as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities expenses when the services have been performed or when the goods have been received, rather than when the payments are made.

We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. The components of our research and development costs are described in more detail in “Results of Operations.”

We anticipate that our research and development expenses will trend higher in future periods as we continue to seek to complete development of our most advanced product candidates, SL-401, SL-801, and SL-701, prepare to commercialize SL-401, and continue to develop our other product candidates and our platform technology. We anticipate that the majority of our research and development expense will be devoted to the development of SL-401, SL-801, and SL-701.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense. The primary functions included in our general and administrative expenses are commercial operations, legal, finance, human resources, investor relations, and business development. Other general and administrative expenses include facility costs, insurance expense and professional fees for legal, business development, consulting and accounting services.

We anticipate that our general and administrative expenses will be higher in future periods due to the build out of a commercial infrastructure and regulatory compliance systems to support potential commercialization of SL-401 if an FDA or foreign equivalent health authority approval for marketing is obtained.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the three months ended March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016.  We adopted this guidance on January 1, 2018 using the full retrospective method.  The accounting standard had no impact to the financial position, results of operations or cash flows since we have no contracts with customers. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

In January 2016, the FASB issued a new Accounting Standards Update, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. We adopted this guidance on January 1, 2018 and it had no impact to the financial position, results of operations or cash flows.

In February 2016, the FASB issued a new Accounting Standards Update, Leases (ASU 2016-02), ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the balance sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of the new pronouncement on our financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and amends certain disclosure requirements of ASC 230. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the guidance in the same period.  We adopted this guidance on January 1, 2018 and it had no impact to the statement of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. We adopted ASU 2017-09 on January 1, 2018. There were no modifications that had an impact on our consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act” or the “Tax Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduction in the corporate tax rate under the TCJ Act will also require a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, we currently calculates a reduction in the value of these assets of approximately $25.0 million, which is fully offset by a valuation allowance and has no impact on the income tax provision. We are still evaluating the full impact of the TCJ Act but due to a full valuation against deferred taxes, we estimate there will be no impact to the income tax provision.

The SEC staff issued Staff Accounting Bulletin, or SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. As noted in the 2017 Form 10-K, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the impact of tax reform. We have not made any additional measurement-period adjustments related to tax reform during the quarter ended March 31, 2018. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Research and development expense.  Research and development expense was $12.7 million for the quarter ended March 31, 2018, compared with $9.6 million for the quarter ended March 31, 2017, representing an increase of $3.1 million. The higher costs are primarily driven by an increase in regulatory, manufacturing, and pre-commercial expenses in support of our BLA filing and potential commercialization of SL-401.

General and administrative expense.  General and administrative expense was $5.9 million for the quarter ended March 31, 2018, compared with $5.4 million for the quarter ended March 31, 2017, representing an increase of $0.5 million. The increase in expense was due to $0.9 million in higher pre-launch expenses in support of preparing for a potential commercialization of SL-401 in BPDCN, if marketing approval from the FDA is received. Additionally, the higher costs resulted from a $0.9 million increase in non-cash stock-based compensation expense and increased headcount. Partially offsetting the higher costs was a decrease in legal expenses by $1.3 million.

Interest income.  Interest income was $0.2 million for the quarter ended March 31, 2018, compared with $0.1 million for the quarter ended March 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, our cash, cash equivalents and short and long-term investments totaled $106.2 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 initial public offering, or IPO, and three subsequent follow-on public offerings. To date, we have not generated any income from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through March 31, 2018, we received net proceeds of $269.6 million primarily from the public sale of common stock from our 2013 IPO and four subsequent follow-on public offerings. On January 26, 2018, we completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(17,085,227)	$(10,046,597)
Net cash (used in) provided by investing activities	(29,622,123)	8,586,447
Net cash provided by financing activities	57,143,090	48,273,873
Net increase in cash and cash equivalents	$10,435,740	$46,813,723

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the three months ended March 31, 2018 and 2017 primarily resulted from research and development expenses as we continue our clinical trial activities relating to SL-401, SL-801, and SL-701. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development. Also, for the three months ended March 31, 2018, the net cash used in operating activities also included pre-launch expenses in support of preparing for potential commercialization of SL-401 in BPDCN, if marketing approval from the FDA is received.

Investing activities.  The net cash provided by and used in financing activities for the three months ended March 31, 2018 and 2017, respectively, reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the three months ended March 31, 2018 resulted primarily from our January 2018 issuance and sale of 4,255,000 common shares via our follow-on public offering.  We sold 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million. The net cash provided by financing activities for the three months March 31, 2017 resulted primarily from the issuance of stock related to our follow-on public offering completed on January 20, 2017. We sold 4,500,000 shares at an offering price of $10 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 675,000 shares at an offering price of $10 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $51.8 million, and net proceeds received, after underwriting fees of $3.2 million and offering expenses of $0.4 million, were approximately $48.2 million.

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

•                                          continue to incur legal expenses relating to our ongoing litigation;

•                                          maintain, leverage and expand our intellectual property portfolio; and

•                                          add operational, financial and management information systems and related personnel, including personnel to support our product development and future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third-parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

•                                          income, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•                                          the progress of our ongoing litigation with third parties;

•                                          the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•                                          our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product income, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies, future income streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

Tax Loss Carryforwards

As of March 31, 2018, we had net operating losses of $143.1 million for federal and $146.9 for state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $31.6 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037, except for net operating losses generated starting on January 1, 2018 and going forward, which have an unlimited life. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. At March 31, 2018, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $106.2 million as of March 31, 2018 and $105.8 million as of March 31, 2017, consisting of cash, U.S. Treasury and Agency securities, Treasury-related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in fair market value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2018 and March 31, 2017, all of our liabilities were denominated in our functional currency.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 14: Commitments and Contingencies for more information on legal proceedings.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates, SL-401, SL-801, and SL-701 which we are advancing through clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval for, and commercialize these product candidates, which may never occur. We currently generate no income from our product candidates, and we may never be able to develop or commercialize a marketable drug.

Before we generate any income from product sales in the United States or elsewhere, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA (or foreign equivalent), qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practices, or CGMPs, submit a Biologics License Application, or BLA (or foreign equivalent), receive regulatory approval from the FDA or foreign regulatory agency, build a commercial organization, make substantial investments and undertake significant marketing efforts ourselves or in partnership with others to ensure compliant marketing and market acceptance of any products we commercialize. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have not submitted a complete BLA or a New Drug Application, or NDA, to the FDA, or similar market approval applications to comparable foreign authorities, for any of our product candidates. We cannot be certain that any BLA or NDA will be filed within a specified period of time, or that any BLA or NDA or similar foreign marketing application will allow us to obtain or maintain marketing approval.  In addition, any marketing approval we may obtain may be for uses more limited than we expect or include contraindications or risk measures that limit its market acceptance.  We also cannot be certain that any of our product candidates will be successful in clinical trials that the clinical trials or data will support filing a BLA or NDA in the U.S. or elsewhere. We also cannot be certain that any of our product candidates will receive regulatory approval for trial initiation or marketing. Further, the FDA, an independent review committee, or IRC, or an oncologic drugs advisory committee, or ODAC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our income will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our income will be dependent, in part, upon the market acceptance of our products once approved as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant income from sales of such products, if approved.

We do not have the resources to conduct and oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, or CROs, CMOs, vendors and other service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by us may negatively impact our product development programs, including but not limited to program delays or preventing approval of our product candidates. We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval is typically similar in other countries, to obtain separate regulatory review and approval in many other countries, we must comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy, clinical trials, manufacturing, post-marketing commitments, and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

If we experience delays in the completion of, or a termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, which will have a negative impact on our ability to commence product sales and generate product income from any of our product candidates. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process and may negatively impact our ability to raise additional capital to support these increased costs. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Reports of adverse events or other safety concerns involving SL-401, SL-801, or SL-701 could delay clinical development, delay or prevent us from obtaining or maintaining regulatory approvals, or negatively impact sales or the commercial prospects for our product candidates.

Reports of adverse events or other safety concerns involving our clinical drug candidates including SL-401, SL-801, or SL-701 could interrupt, delay or halt our clinical trials. For example, CLS is a known, sometimes fatal, and well-documented side effect of SL-401. Reports of additional CLS cases, or other adverse events or other safety concerns involving SL-401 or our other product candidates, could result in clinical trial delays including regulatory authorities placing trials on clinical hold or denying or withdrawing approval for trials of any or all indications. Further, there are no assurances that patients receiving SL-401 or our other product candidates with co-morbid diseases and/or indications not previously well-studied, will not experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving SL-401 or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, could require redesign of study protocols and conduct of additional trials, could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

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

•                                          In some of our current or future trials, we are, or may, combine our product candidates with each other or with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy which could result in unforeseen toxicities.

Any of the aforementioned, or other, changes could make the timing, including initiation, patient accrual, or results of our clinical trials or other future clinical trials less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay or suspend completion of our clinical trials, delay or prevent approval of our product candidates, and/or jeopardize our ability to obtain regulatory approval, commence product sales and generate income.

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

If we are unable to identify suitable compounds for preclinical and clinical development, we may not be able to obtain sufficient product income in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

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

We have incurred net losses from operations from our inception through March 31, 2018 of approximately $234.2 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any income from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2018, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our product candidates that we have in-licensed, including SL-401, SL-801, and SL-701, we will lose our rights to develop and commercialize those product candidates.

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

We have no significant current source of income to sustain our present activities, and we do not expect to generate income until, and unless, we obtain approval from the FDA or other regulatory authorities, and we successfully commercialize one or more of our compounds. As the outcome of our ongoing and future clinical trials is highly uncertain, our estimates of clinical trial costs necessary to successfully complete the development and commercialization of our product candidates may differ significantly from our actual costs. In addition, other unanticipated costs may arise. As a result of these and other factors currently unknown to us, we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Even if we receive regulatory approval for any of our product candidates, sales of our products depend on reimbursement by government health administration authorities, private health insurers and other organizations. If we are unable to obtain, or maintain at anticipated levels, reimbursement for our products, or coverage is reduced, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Our products may be priced significantly more expensive than traditional drug treatments and almost all patients require some form of third party coverage to afford their cost. We anticipate that we will depend, to a significant extent, on governmental payers, such as Medicare and Medicaid in the U.S. or country specific governmental organizations in foreign countries, and private third-party payers to defray the cost of our products to patients. These entities may refuse to provide coverage and reimbursement, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates or modified pricing terms.

In certain countries where we sell or are seeking or may seek to commercialize our products, pricing, coverage and level of reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, which may include a combination of distinct potential payers, including private insurance and governmental payers as well as an health technology assessment of medicinal products for pricing and reimbursement methodologies. Therefore, we may not successfully conclude the necessary processes and commercialize our products in every, or even most countries in which we seek to sell our products.

A significant reduction in the amount of reimbursement or pricing for our products in one or more countries may reduce our profitability and adversely affect our financial condition. Certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. Therefore, if coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories. In the U.S., the European Union member states, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for healthcare products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs.

Health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently our products may be subject to payer-driven restrictions. Additionally, U.S. payers are increasingly considering new metrics as the basis for reimbursement rates.

In countries where patients have access to insurance, their insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our potential products. We anticipate providing support for non-profit organizations that assist patients in accessing treatment for certain diseases. Such organizations assist patients whose insurance coverage imposes prohibitive co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We also may provide our products without charge to patients who have no insurance coverage for drugs through related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

Our commercial success depends on obtaining and maintaining reimbursement at anticipated levels for our products. It may be difficult to project the impact of evolving reimbursement mechanics on the willingness of payers to cover our products. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of May 10, 2018, we had 46 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes or contributes to an injury or is found to be otherwise defective during product testing, clinical study, clinical use, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Fraud-based claims as well as claims made pursuant to state consumer protection acts are also a possibility. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

•                                          loss of income;

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

•                                          the federal transparency requirements under the Affordable Care Act, or ACA, commonly referred to as the Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to U.S.-licensed physician and teaching hospital payments and other transfers of value including research payments and ownership and investment interests;

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

•                                          our inability to build and staff, or enter a partnership to support, a commercial distribution capability; and

•                                          the addressable market for our product candidates may result in unsatisfactory income.

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our product candidates. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting income or the profitability from these income to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action.  Should we commercialize our product candidates on our own and build our own sales and marketing organization, to do so, there is also a risk that our employees may engage in conduct that subjects us to significant regulatory enforcement action.  The sale of pharmaceutical products is subject to numerous regulatory and legal restrictions in promotional statements that may be made regarding a product’s benefits and risks in addition to certain restrictions and limitations on interactions with health care professionals. If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates.

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

In addition, we must be able to successfully identify sufficient numbers of patients in order to successfully commercialize our products. There can be no guarantee that any of our programs will be effective at identifying patients and the number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business.

If our approved drugs fail to achieve market acceptance, we would not be able to generate significant income. In addition, there are no guarantees that any approved product will be effective, or gain market acceptance, in additional indications.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country, and are subject to changes interpretation, application and new legislative proposals at any time. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the income we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

We rely on our third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we use to manufacture and test our drugs. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for a clinical trial, including an ongoing clinical trial, due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate income from the sale of our product candidates.

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

Further, our future collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn income. In addition, we could have disputes with our future collaborators, such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we have and may continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross income of $1.07 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC.

Our executive officers, directors and principal stockholders maintain the ability to exert substantial influence over all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 37.5% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., dated June 19, 2013, filed as Exhibit 3.3 to Form 10-Q on August 14, 2013 (File No. 001-35619) and incorporated herein by reference.

3.3

Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., dated June 20, 2017, filed as Exhibit 3.2 to Form 10-Q on August 8, 2017 (File No. 001-35619) and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018.

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

Date: May 10, 2018	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)