Form 10-Q
period 2018-06-30
STEMLINE THERAPEUTICS INC
filed 2018-08-09
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 30,975,042 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 9, 2018.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our clinical trials, including the safety and efficacy of our product candidates, patient accrual, unexpected or expected safety events, and the usability of data generated from our trials;

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

i

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

•                  our ability to maintain the license agreements for our clinical drug candidates;

•                  the success and timing of our preclinical studies, including those intended to support an Investigational New Drug, or IND, application;

•                  the ability of our product candidates to successfully perform and advance in clinical trials;

•                  our ability to obtain and maintain authorization from regulatory authorities for use of our product candidates for the initiation and conduct of clinical trials;

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

ii

PART I: FINANCIAL INFORMATION

Item 1.         Financial Statements.

STEMLINE THERAPEUTICS, INC.
Balance Sheets

	June 30, 2018 (Unaudited)	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$16,909,400	$4,795,098
Short-term investments	79,232,550	46,924,612
Prepaid expenses and other current assets	2,221,982	469,067
Total current assets	98,363,932	52,188,777
Property and equipment, net	142,137	136,672
Long-term investments	992,317	14,468,414
Other assets	212,305	212,305
Total assets	$99,710,691	$67,006,168
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$18,179,418	$19,742,087
Other current liabilities	106,222	96,826
Total current liabilities	18,285,640	19,838,913
Other liabilities	67,785	96,826
Total liabilities	18,353,425	19,935,739
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value, 53,750,000 shares authorized at June 30, 2018 and December 31, 2017. 30,917,705 shares issued and outstanding at June 30, 2018 and 25,313,595 shares issued and outstanding at December 31, 2017	3,092	2,531
Additional paid-in capital	322,886,302	251,489,546
Accumulated other comprehensive loss	(122,973)	(145,958)
Accumulated deficit	(241,409,155)	(204,275,690)
Total stockholders’ equity	81,357,266	47,070,429
Total liabilities and stockholders’ equity	$99,710,691	$67,006,168

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Grant income	$500,000	$299,401	$500,000	$598,802

Operating expenses:
Research and development	11,184,064	11,479,030	23,892,122	21,099,354
General and administrative	8,622,616	4,480,630	14,561,216	9,848,406

Total operating expenses	19,806,680	15,959,660	38,453,338	30,947,760

Loss from operations	(19,306,680)	(15,660,259)	(37,953,338)	(30,348,958)
Other expense	—	—	(3,897)	—
Interest expense	(123)	—	(123)	—
Interest income	378,100	203,323	611,902	326,012

Net loss	$(18,928,703)	$(15,456,936)	$(37,345,456)	$(30,022,946)

Net loss per common share:

Basic and Diluted	$(0.66)	$(0.66)	$(1.34)	$(1.33)

Weighted-average shares outstanding:

Basic and Diluted	28,567,982	23,412,409	27,851,707	22,615,909

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(18,928,703)	$(15,456,936)	$(37,345,456)	$(30,022,946)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments	27,404	(28,705)	19,088	(21,095)
Reclassification adjustment for loss on investments included in net loss	—	—	3,897	—

Other comprehensive gain (loss)	27,404	(28,705)	22,985	(21,095)
Comprehensive loss	$(18,901,299)	$(15,485,641)	$(37,322,471)	$(30,044,041)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Loss	Deficit	Equity (Deficit)

Balance, December 31, 2017	25,313,595	$2,531	$251,489,546	$(145,958)	$(204,275,690)	$47,070,429

Restricted stock grants	739,532	74	(74)	—	—	—
Forfeiture of restricted stock grants	(40,562)	(4)	4	—	—	—
Stock-based compensation expense	—	—	5,612,068	—	—	5,612,068
Adoption of accounting standard update related to stock compensation accounting (ASU 2018-07)	—	—	(211,991)	—	211,991	—
Employee Stock Purchase Plan compensation expense	—	—	25,350	—	—	25,350
Issuance of common stock in connection with the ESPP	15,671	2	117,218	—	—	117,220
Issuance of common stock in connection with the exercise of stock options	161,060	16	1,533,307	—	—	1,533,323
Issuance of common stock in connection with the exercise of warrants	30,830	3	352,527	—	—	352,530
Issuance of common stock in connection with follow-on public offering, net	4,697,579	470	63,968,347	—	—	63,968,817
Net loss	—	—	—	—	(37,345,456)	(37,345,456)
Other comprehensive income	—	—	—	22,985	—	22,985
Balance, June 30, 2018	30,917,705	$3,092	$322,886,302	$(122,973)	$(241,409,155)	$81,357,266

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities

Net loss	$(37,345,456)	$(30,022,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,064	1,905
Stock-based compensation expense	5,612,068	3,929,092
Employee Stock Purchase Plan compensation expense	25,350	25,406
Amortization of premium paid on marketable securities	(6,440)	81,092
Net gain on sale of marketable securities	3,897	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,752,915)	(181,133)
Accounts payable and accrued expenses	(1,563,431)	4,238,504
Deferred grant income	—	(598,802)
Other liabilities	(48,412)	(35,550)

Net cash used in operating activities	(35,051,275)	(22,562,432)

Cash flows from investing activities
Purchase of furniture and fixtures	—	(25,146)
Purchase of marketable securities	(54,273,982)	(53,878,439)
Sale and maturities of marketable securities	35,467,670	26,360,000
Net cash (used in) provided by investing activities	(18,806,312)	(27,543,585)

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offerings, net	63,968,817	48,242,214
Proceeds from issuance of common stock from ESPP	117,219	97,629
Proceeds from exercise of stock options	1,533,323	—
Proceeds from exercise of warrants	352,530	—
Net cash provided by financing activities	65,971,889	48,339,843
Net increase (decrease) in cash and cash equivalents	12,114,302	(1,766,174)
Cash and cash equivalents at beginning of period	4,795,098	10,316,064
Cash and cash equivalents at end of period	$16,909,400	$8,549,890

Stemline incurred a capital lease obligation of $29,529 during the six month period ended June 30, 2018.

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.

Notes to Unaudited Financial Statements

June 30, 2018

1.                                      Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing novel oncology therapeutics. The Company’s activities to date have primarily consisted of advancing its clinical stage programs and regulatory interactions, preparing for a potential commercial launch, expanding and strengthening its intellectual property portfolio, undertaking research and development activities, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

The Company has incurred losses from operations since inception of $253.1 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition, preclinical and clinical development of its product candidates and preparation for a potential commercial launch of ELZONRIS™ (tagraxofusp; SL-401). In particular, it has expended, and will continue to expend, substantial resources for the foreseeable future on potential commercialization of any products approved for marketing, continued development of its product candidate pipeline, as well as on drug discovery and acquisition efforts. The Company will also incur losses as it prepares for a potential commercial launch of ELZONRIS. These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, and obtaining regulatory approvals, as well as commercializing any products approved for sale. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. The Company expects its research and development expenses to trend higher in connection with its ongoing and planned clinical trials and related manufacturing efforts for its clinical stage candidates and development of its other pre-clinical product candidates, platform technologies and in-licensing activities. The Company also anticipates that its general and administrative expenses will be higher in future periods due to the build out of a commercial infrastructure and regulatory compliance systems to support potential commercialization of ELZONRIS if an FDA or foreign equivalent health authority approval for marketing is obtained.

As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for its clinical stage candidates, for one or more indications, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any products approved for sale.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring adjustments) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The Company believes that its existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to cover its cash flow requirements for at least the next two years.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016.  The Company adopted this guidance on January 1, 2018 using the full retrospective method.  The accounting standard had no impact on the financial position, results of operations or cash flows since the Company has no contracts with customers. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

In January 2016, the FASB issued a new Accounting Standards Update, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company adopted this guidance on January 1, 2018 and it had no impact on the financial position, results of operations or cash flows.

In February 2016, the FASB issued a new Accounting Standards Update, Leases (ASU 2016-02). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the Balance Sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on the Company’s financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of this standard did not have a material impact to the Company’s Balance Sheets, Statement of Operations, or Statement of Cash Flows.

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

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Entities should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time equity awards vest and the pattern of cost recognition over that period. ASU No. 2018-07 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the Company adopted ASU No. 2018-07 on April 1, 2018. The Company early adopted ASU No. 2018-07 on April 1, 2018 and the net impact relating to the adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018. In addition, the Company has elected to account for forfeitures of nonemployee awards as they occur.

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

As noted in the 2017 Form 10-K, the Company was able to reasonably estimate certain tax effects and, therefore, recorded provisional adjustments associated with the impact of tax reform. The Company has not made any additional measurement-period adjustments related to tax reform during the quarter ended June 30, 2018. However, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period.

3.                                      Liquidity and Capital Resources

As of June 30, 2018, the Company has approximately $97.1 million in cash, cash equivalents and short and long-term investment securities. The Company primarily invests in highly liquid cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4.                                      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Prepaid third party vendor costs	$468,497	$131,286
Deferred registration fees	—	143,924
Prepaid insurance	425,625	44,065
Other receivable	1,327,860	149,792
Total	$2,221,982	$469,067

5.                                      Property and Equipment, Net

Property and equipment, net, consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Office furniture and fixtures	$519,675	$519,675
Leasehold improvements	82,694	82,694
Capital lease equipment	29,529	—
Manufacturing equipment	13,000	13,000
Property and equipment	644,898	615,369
Less accumulated depreciation	(502,761)	(478,697)
Property and equipment, net	$142,137	$136,672

Depreciation expense was $24,064 and $1,905 for the six-month periods ended June 30, 2018 and 2017, respectively.

6.                                      Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or amount paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3 — Inputs that are unobservable for the asset or liability.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:
Fixed-income treasury portfolio	$55,569,524	$—	$—	$55,569,524
Certificate of Deposits	—	24,655,343	—	24,655,343
Cash and cash equivalents	16,909,400	—	—	16,909,400
Total assets at fair value	$72,478,924	$24,655,343	$—	$97,134,267

	December 31, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Assets:
Fixed-income treasury portfolio	$40,160,213	$—	$—	$40,160,213
Certificate of Deposits	—	21,232,813	—	21,232,813
Cash and cash equivalents	4,795,098	—	—	4,795,098
Total assets at fair value	$44,955,311	$21,232,813	$—	$66,188,124

The following is a summary of cash equivalents and available-for-sale investments held by the Company at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$8,327,573	$—	$—	$8,327,573
Cash equivalents:
Money market funds	7,586,377	—	—	7,586,377
U.S. Treasury Securities	995,576	—	(126)	995,450
Total cash equivalents	8,581,953	—	(126)	8,581,827

Total cash and cash equivalents	16,909,526	—	(126)	16,909,400

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	10,659,994	—	(11,949)	10,648,045
Federal home loan bank	13,191,649	—	(33,357)	13,158,292
Freddie Mac	6,915,080	—	(13,959)	6,901,121
U.S. Treasury Securities	23,896,905	37	(27,193)	23,869,749

Certificate of Deposits	24,655,343	—	—	24,655,343

Total short-term investments	79,318,971	37	(86,458)	79,232,550
Long-term investments:
Fixed-income treasury portfolio:
Freddie Mac	1,003,447	—	(11,130)	992,317

Total long-term investments	1,003,447	—	(11,130)	992,317

Total	$97,231,944	$37	$(97,714)	$97,134,267

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$3,088,659	$—	$—	$3,088,659
Cash equivalents:
Money market funds	1,706,439	—	—	1,706,439

Total cash and cash equivalents	$4,795,098	—	—	$4,795,098

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	13,631,041	—	(31,396)	13,599,645
Federal farm credit bank	1,249,823	—	(1,869)	1,247,954
Federal home loan bank	5,923,497	—	(14,197)	5,909,300
Freddie Mac	5,409,227	—	(19,182)	5,390,045
U.S. Treasury Securities	6,282,231	—	(12,578)	6,269,653
Others	1,019,302	—	(612)	1,018,690

Certificate of Deposits	13,489,241	84	—	13,489,325

Total short-term investments	47,004,362	84	(79,834)	46,924,612
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	2,753,337	—	(15,529)	2,737,808
Freddie Mac	2,509,471	—	(13,635)	2,495,836
U.S. Treasury Securities	1,503,030	—	(11,748)	1,491,282

Certificate of Deposits	7,743,488	—	—	7,743,488

Total long-term investments	14,509,326	—	(40,912)	14,468,414

Total	$66,308,786	$84	$(120,746)	$66,188,124

*The gross unrealized gains and losses captured in this footnote is before tax.

At June 30, 2018 and December 31, 2017, the remaining contractual maturities of available-for-sale investments classified as current on the Balance Sheets were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at June 30, 2018 and December 31, 2017.  The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2018.

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

7.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Accrued research and development costs	$11,114,110	$14,841,071
Accrued compensation	2,179,732	2,940,039
Accrued legal	1,168,106	780,664
Other accrued liabilities	3,717,470	1,180,313
Total accounts payable and accrued expenses	$18,179,418	$19,742,087

8.                                      Common Stock

For the three month period ended June 30, 2018, the Company received net proceeds of $8.3 million from an At-the-Market (ATM) offering, selling 442,579 shares at an average price of $19.24 per share.

On January 26, 2018, the Company completed a fourth follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised, in full, their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million.

In January 2013, the Company issued warrants to purchase up to 99,529 shares of the Company’s common stock. The warrants became exercisable during January 2014. The warrants were exercisable for cash or on a cashless basis at a price per share equal to $15.00. The term of the warrants was five years and they were set to expire on January 28, 2018. During January 2018, the Company’s warrant holders elected to exercise warrants to purchase 99,529 shares of the Company’s common stock, whereby the Company received approximately $0.4 million in connection with this exercise. A portion of the transaction was processed via a cashless exercise.

As of June 30, 2018 and December 31, 2017, the Company was authorized to issue 53,750,000 shares of common stock.

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

9.                                      Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Balance at beginning of period	$(150,377)	$(92,192)	$(145,958)	$(99,802)
Other comprehensive income (loss) before reclassification	27,404	(28,705)	19,088	(21,095)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3,897	—
Total other comprehensive income	27,404	(28,705)	22,985	(21,095)

Balance at end of period	$(122,973)	$(120,897)	$(122,973)	$(120,897)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(18,928,703)	$(15,456,936)	$(37,345,456)	$(30,022,946)
Basic and diluted weighted-average common shares	28,567,982	23,412,409	27,851,707	22,615,909
Basic and diluted net loss per share	$(0.66)	$(0.66)	$(1.34)	$(1.33)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the six-month periods ended June 30, 2018 and 2017, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Six Months Ended June 30,
	2018	2017
Restricted stock	1,926,706	1,724,842
Options outstanding	3,144,768	3,193,385
Warrants	—	99,529
Total	5,071,474	5,017,756

11.                               Grant Income

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through June 30, 2018, the Company has received $3.0 million based on milestones achieved. The Company expects to receive the additional $0.5 million based on the completion of a milestone event. The Company has recognized approximately $0.5 and $0.6 million of income related to the LLS grant for the six-month periods ended June 30, 2018 and 2017, respectively, which reflects income recognized on a straight-line basis based on the Company’s best estimates of work performed and qualifying costs incurred. The TAP Agreement terminates when there are no longer any payment obligations for either LLS or Stemline.

12.                               Income Taxes

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the six-month periods ended June 30, 2018 and June 30, 2017, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of June 30, 2018, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

13.                               Stock-Based Compensation

The Company’s 2016 Stock Equity Incentive Plan (the “2016 Plan”) was adopted by the board of directors and approved by the stockholders in May 2016.  The 2016 Plan authorizes the Company to grant up to 1,812,932 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company. During June 2017, an amendment was approved by the stockholders to increase the authorized shares under the 2016 plan by 1,200,000 shares. An amendment was approved by the stockholders at the 2018 Annual Meeting of Stockholders on June 21, 2018, to increase the authorized shares under the 2016 plan by 2,900,000 shares. Under the provisions of the 2016 Plan, no option will have a term in excess of 10 years.

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

As of June 30, 2018, there were 3,160,141 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $5.6 million and $3.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

The following table summarizes stock-based compensation related to the above plans by expense category for the six-month periods ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,216,018	$929,665	$2,186,643	$1,627,302
General and administrative	2,189,623	1,239,794	3,425,425	2,301,790
Total	$3,405,641	$2,169,459	$5,612,068	$3,929,092

Stock Options

The Company grants stock options to employees, directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period from the date of grant or if vesting based on market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the market condition. Options granted to directors vest in equal yearly installments over a three-year period from the date of grant. Options to directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options granted to employees and directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the six-month periods ended June 30, 2018 and 2017, respectively are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average volatility	77.27%	75.81%	77.53%	75.81%
Weighted-average risk-free interest rate	2.82%	1.91%	2.75%	1.91%
Weighted-average expected term in years	6.26	6.05	6.26	6.05
Dividend yield	0%	0%	0%	0%

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

For the six-month period ended June 30, 2018, the Company issued 161,060 shares, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of approximately $1.5 million. As of June 30, 2018, there was approximately $5.6 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.83 years.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,174,964	$8.74
Options granted	196,000	16.70
Options exercised	(161,060)	9.52
Options forfeited	(65,136)	18.22
Outstanding at June 30, 2018	3,144,768	$9.00	6.14	$24,582,662
Options exercisable at June 30, 2018	2,204,544	$9.00	5.29	$17,724,175

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2018 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The following table summarizes the activity related to the Company’s restricted stock for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	1,724,837	$7.83
Shares granted	739,532	17.17
Shares vested	(497,101)	8.33
Shares forfeited	(40,562)	9.90
Outstanding at June 30, 2018	1,926,706	$15.96

For the six-month period ended June 30, 2018, the Company granted 739,532 shares of restricted stock, at a weighted-average grant date fair value of $17.17 per share amounting to approximately $12.7 million in total aggregate fair value. As of June 30, 2018, 1,926,706 shares remained unvested and there was approximately $18.4 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 2.42 years. The total fair value of restricted stock vested during the six-month periods ended June 30, 2018 and 2017 was approximately $4.1 million and $2.8 million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU No. 2018-07 on April 1, 2018 and the net impact relating to the adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $1.1 million and $0.2 million for the six-month periods ended June 30, 2018 and 2017, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $25,350 and $25,406 of compensation expense for the six months ended June 30, 2018 and 2017, respectively, related to participation in the 2015 ESPP.

14.                               Commitments and Contingencies

The Company has entered into research and development agreements with third-parties for the development of oncology products and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes development-based milestone, royalties and sales-based milestone payments based on net sales should the product candidates be approved for marketing. The timing and the amounts of milestone and royalty payments in the future are not certain.

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

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $217.1 million in future periods.  As of June 30, 2018, the Company has paid or accrued $6.7 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

The Company has committed to make potential future milestone and royalty payments to third-parties as part of its research and development and licensing agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither guaranteed nor reasonably estimable, the Company has not recorded a liability on its Balance Sheets for any such contingencies.

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2014 through 2018, the Company entered into new work order agreements with this vendor totaling approximately $27.3 million, with services to be rendered on these agreements through 2018. From inception through June 30, 2018, the Company has received and paid for services relating to these agreements in the amount of approximately $18.8 million.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $5.1 million assuming the successful advancement of its programs.

Therapy Acceleration Program Agreement with The Leukemia and Lymphoma Society

In October 2013, the Company entered into a contract relating to the TAP Agreement with the LLS. The LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through June 30, 2018, the Company has received $3.0 million based on milestones achieved. The Company expects to receive the additional $0.5 million based on the completion of a milestone event.

Pursuant to the TAP Agreement, the Company shall pay to LLS, subject to the obtaining of certain post-approval milestones, an amount not to exceed three (3) times the dollar amount provided by LLS to the Company.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement was 36 months.

In February 2016, the Company entered into a new leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750 and a 42-month term. The term of this lease agreement commenced on July 1, 2016 and is set to expire on December 31, 2019. The Company extended the lease agreement with the landlord through December 31, 2020. The aggregate minimum lease commitment over the 54-month term of the lease is approximately $3.6 million. The Company has provided the landlord with a security deposit equal to three months’ rent, totaling $209,250, recorded in other assets.

In July 2018, the Company entered into a new leasing agreement for additional office space at 750 Lexington Avenue, New York, New York, for a monthly rent of $23,400 and a 12-month term. The term of this lease agreement commences on August 1, 2018 and is set to expire on July 31, 2019. The aggregate minimum lease commitment over the 12-month term of the lease is approximately $0.3 million. The Company has provided the landlord with a security deposit, totaling $39,000.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

Remainder of 2018	$538,700
2019	1,000,800
2020	837,000
Total minimum payments	$2,376,500

Rent expense charged to operations was $377,614 and $405,350 for the six-month periods ended June 30, 2018 and 2017, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

On March 15, 2018, the United States District Court for the Southern District of New York granted a motion to dismiss in its entirety a consolidated shareholder action against the Company, its directors, certain of its officers, and the lead underwriter. On April 11, 2018, Plaintiffs filed a notice of appeal, and on July 13, 2018, the Second Circuit Court of Appeals ordered a withdrawal of the appeal pursuant to Local Rule 42.1. This matter originated from class action lawsuits filed in February 2017 alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder and violations of Section 11 and 15 of the Securities Act of 1933, or the Securities Act, arising from the Company’s January 2017 follow-on public offering. A shareholder derivative litigation was filed in New York Supreme Court in New York County against all of the Company’s directors and certain of its officers on May 2, 2017. The consolidated shareholder action was dismissed by the United States District Court for the Southern District of New York on March 15, 2018.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. Our clinical pipeline currently includes: ELZONRIS, SL-801, and SL-701.

ELZONRIS™ (tagraxofusp; SL-401)

ELZONRIS is a novel targeted therapy directed to the interleukin-3 receptor-a, or CD123, a target present on a wide range of malignancies. ELZONRIS successfully completed a pivotal Phase 2 trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN, an indication for which ELZONRIS has received Breakthrough Therapy designation, or BTD, from the U.S. Food and Drug Administration, or FDA. The pivotal trial met its primary endpoint. We announced completion of a rolling Biologics License Application, or BLA, with the FDA on June 25, 2018. If our BLA is successful, we expect marketing approval may occur in 1Q19, or possibly sooner.

ELZONRIS — Breakthrough Therapy Designation and Orphan Drug Designation

ELZONRIS was granted BTD by the FDA, for the treatment of patients with BPDCN in August 2016. The FDA granted Orphan Drug designation, or ODD, to ELZONRIS for the treatment of acute myeloid leukemia, or AML, in February 2011 and for BPDCN in June 2013. The EMA granted ODD to ELZONRIS for the treatment of AML in October 2015 and for BPDCN in November 2015.

BPDCN

In June 2018, our investigators delivered an oral presentation of data from the pivotal trial of ELZONRIS in patients with BPDCN at the 23rd Congress of the European Hematology Association, or EHA, in Stockholm, Sweden. The pivotal trial was a multicenter, open label, non-randomized, single arm clinical trial. We believe this trial is the largest multicenter prospective study ever conducted in BPDCN. The trial enrolled 45 patients with BPDCN (32 first-line, 13 relapsed/refractory) at 7 sites in the U.S. Patients received ELZONRIS dosed intravenously on days 1-5 of a 21-day cycle for multiple consecutive cycles. The trial consisted of 3 stages: Stage 1 (lead-in, dose escalation), Stage 2 (expansion), and Stage 3 (pivotal, confirmatory). To ensure ongoing patient access to ELZONRIS, we are currently enrolling both first-line and relapsed/refractory BPDCN patients in an additional cohort, Stage 4.

Stage 3 of the Phase 2 trial was designed to provide the pivotal, confirmatory evidence of efficacy of ELZONRIS in BPDCN, and met the primary endpoint. In Stage 3, 13 first-line BPDCN patients were enrolled and received ELZONRIS at 12 mcg/kg/day, the dose determined by previous stages. Stage 3 met its primary endpoint, with a CR + CRc rate of 54% (7/13) (95% confidence interval: 25.1, 80.8) by investigator assessment. The lower bound of the 95% confidence interval of the primary endpoint exceeded the pre-specified rate. Overall response rate, or ORR, was 77% (10/13). 46% (6/13) of patients were bridged to stem cell transplant, or SCT, following remission on ELZONRIS. 86% (6/7) of complete responders were relapse-free at 5+ to 8+ months, ongoing as of the cut-off date. Across all 3 stages, in first-line BPDCN patients who received ELZONRIS at 12 mcg/kg/day, the ORR was 90% (26/29) with a 72% (21/29) rate of CR + CRc + CRi (CR = complete response; CRc = clinical complete response: absence of gross disease with minimal residual skin abnormality; CRi = CR with incomplete hematologic recovery) by investigator assessment. 45% (13/29) of these patients were bridged to SCT following remission on ELZONRIS. In relapsed/refractory BPDCN patients (all of whom received ELZONRIS at 12 mcg/kg/day in Stages 1 and 2; n=13), there was a 69% (9/13) ORR and a 38% (5/13) CR + CRc + CRi rate.

To date, the most common treatment-related adverse events, or TRAEs, across BPDCN and other clinical trials (acute myeloid leukemia, or AML, myeloproliferative neoplasms, or MPN, and multiple myeloma) with ELZONRIS at 12 mcg/kg/day (n=148) were hypoalbuminemia (44%), alanine aminotransferase increase (44%), aspartate aminotransferase increase (44%), thrombocytopenia (26%), and nausea (26%). Capillary leak syndrome, or CLS, occurred in 17% of patients, all grades, and was grade 5 in 0.7% (1/148) of patients across all trial indications at 12 mcg/kg/day and 1.6% (3/182) of all patients across all trial indications at all doses.

On June 25, 2018, we announced completion of the submission of our BLA for ELZONRIS to the FDA. If successful, we project marketing approval may occur in 1Q19, or possibly sooner. Accordingly, pre-launch activities are underway in preparation for potential commercialization. Additionally, we anticipate interactions and feedback later this year from the European Medicines Agency, or EMA, regarding a potential regulatory filing in the European Union.

ELZONRIS — Additional Clinical Development

In parallel, we are also conducting additional clinical development activities with ELZONRIS. ELZONRIS is being assessed in Phase 1/2 clinical trials of patients with chronic myelomonocytic leukemia, or CMML, myelofibrosis, or MF, and other indications.

Chronic Myelomonocytic Leukemia (CMML)

At the 2018 EHA Annual Congress in June 2018, we reported Phase 1/2 data from 16 patients with relapsed/refractory CMML who received ELZONRIS in Stages 1 (lead-in, dose escalation stage) and 2 (expansion stage). Stage 1 has completed enrollment, and Stage 2 is ongoing, with patient enrollment and follow up continuing. In Stage 1, 12 mcg/kg/day for 3 days every 3-6 weeks was the highest tested dose for CMML, and a maximum tolerated dose, or MTD, was not reached. Stage 2 patients received ELZONRIS at 12 mcg/kg/day for 3 days every 3-6 weeks. Median age was 69.5 years (range: 43-80); 75% were male. 50% (8/16) of patients had baseline splenomegaly by physical examination (measured by centimeters that spleen is palpable below costal margin). In relapsed/refractory CMML patients, the most common TRAEs included hypoalbuminemia and nausea (each 38%), vomiting (31%), fatigue, edema peripheral, and thrombocytopenia (each 25%). Capillary leak syndrome was reported in 19% (3/16) of patients; all three cases were grade 2. The most common TRAEs, grade 3+, included thrombocytopenia (25%) and nausea (6%).

ELZONRIS monotherapy demonstrated bone marrow CRs and improvements in splenomegaly in patients with relapsed/refractory CMML. 100% (8/8) of evaluable patients with baseline splenomegaly, by physical examination had a spleen response: 75% (6/8) of these patients had splenomegaly reductions by at least 50%, and 60% (3/5) of these patients with baseline splenomegaly of 5 cm or more below the costal margin had splenomegaly reductions of at least 50%. In addition, two patients had bone marrow CRs, including one with a global CR, both of whom had 100% spleen responses (splenomegaly of 5 cm at baseline to non-palpable and splenomegaly of 4 cm at baseline to non-palpable).

Based on the results observed in this trial thus far, we are evaluating registrational trial designs in patients with relapsed/refractory CMML. Factors that may impact next steps include enrollment trends, overall safety and efficacy results, regulatory paths, commercial landscape, and other medical, business, and practical considerations.

Myelofibrosis (MF)

Also at EHA, we reported Phase 1/2 data from 15 patients with relapsed/refractory MF who received ELZONRIS in Stages 1 (lead-in, dose escalation stage) and 2 (expansion stage). Stage 1 has completed enrollment, and Stage 2 is ongoing, with patient enrollment and follow up continuing. In Stage 1, 12 mcg/kg/day was the highest tested dose for MF, and a MTD was not reached. Stage 2 patients received ELZONRIS at 12 mcg/kg/day for 3 days every 3-6 weeks. Median age was 69 years (range: 55-81); 67% were female. 80% (12/15) of patients had baseline splenomegaly by physical examination (measured by spleen that is palpable >5 cm below costal margin). In Stage 1, no dose limiting toxicities, or DLT, were identified and a MTD was not reached. The most common TRAEs in Stages 1 and 2 of patients with relapsed/refractory MF included hypoalbuminemia and thrombocytopenia (each 27%), and alanine aminotransferase increase, anemia, dizziness, fatigue, headache, and nausea (each 20%). The most common TRAEs, grade 3+, included anemia (20%) and thrombocytopenia and fatigue (each 7%). There was also one case of capillary leak syndrome which was grade 3.

ELZONRIS monotherapy demonstrated improvements in splenomegaly in patients with relapsed/refractory MF. 50% (6/12) of evaluable patients with baseline spleen size >5 cm palpable by physical exam below the costal margin experienced a reduction in splenomegaly: 33% (4/12) of patients had splenomegaly reduction by at least 33% and 25% (3/12) had splenomegaly reductions by at least 35%. Initial quality of life assessments appear promising and a full total symptom score, or TSS, evaluation is ongoing.

Based on the results observed in the trial thus far, the next steps for the program are being evaluated. These steps could include single agent, combination, and registration-directed trials in patients with relapsed/refractory MF. Factors that may impact these next steps include enrollment trends, overall safety and efficacy results, regulatory paths, commercial landscape, and other medical, business, and practical considerations.

ELZONRIS — Pre-Clinical Development Activities

In addition to oncology opportunities, there may also be utility for CD123-targeted agents in various autoimmune diseases, such as scleroderma and cutaneous lupus, in which the CD123-expressing plasmacytoid dendritic cell, or pDC, the cell of origin of BPDCN, may play a role. With this in mind, we are currently conducting preclinical experiments in this area.

In June 2018, we presented data at the 2018 Annual European Congress of Rheumatology, or EULAR, in Amsterdam, Netherlands on ELZONRIS in the autoimmune disorder systemic sclerosis, or SSc. The data showed ELZONRIS is cytotoxic against CD123+ pDCs from SSc patients. Concurrent with pDC depletion, a reduction in secreted interferon-alpha and IL-6, two pro-inflammatory cytokines, was observed in cell culture supernatant. These data suggest depletion of pDCs or attenuation of pDC function may represent a novel approach to treating patients with SSc and other autoimmune diseases. Research is ongoing.

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

In June 2018, we presented an update on the SL-801 Phase 1 trial in 35 patients with advanced solid tumors at the American Society of Clinical Oncology, or ASCO, annual meeting in Chicago, IL. No DLT or MTD had been identified. Median age was 64 years (range: 39-76); 51% were female. The trial has largely enrolled a heavily pretreated patient population (71% of patients were third-line or greater), with a wide spectrum of tumor types, including gastrointestinal, breast, lung, neuroendocrine, ovarian, and others. The most common TRAEs, through nine cohorts, included nausea (54%), vomiting (37%), fatigue (29%), diarrhea (23%), and decreased appetite (20%). The most common TRAEs, grade 3, were nausea (9%), diarrhea (6%), and vomiting (3%). There was also one grade 3 TRAE of acute kidney injury and one grade 3 TRAE of neutropenia.

Through nine cohorts, stable disease was achieved in 26% (9/35) of patients. One patient with a heavily pretreated neuroendocrine tumor had a 21% tumor shrinkage. Preliminary pharmacokinetic analyses suggest that increases in exposure may be dose-dependent. An ideal therapeutic dose has not yet been determined and dose escalation is ongoing.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer and other malignancies. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin; two of these synthetic peptides (IL-13Rα2 and survivin) are mutant and believed to enhance immune activity. We completed a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma, or GBM. Phase 2 data suggest SL-701 is generating a target specific CD8+ T-cell response, which may be translating into improved clinical outcomes, including improved OS, in a subset of patients.

In June 2018, data from the trial were presented at ASCO in Chicago, IL. The trial consisted of 2 stages: Stage 1 and Stage 2. Stage 1 enrolled 46 patients and administered SL-701 as a single agent, with the immunostimulants GM-CSF and Imiquimod. Stage 2 enrolled 28 patients and administered SL-701 in combination with bevacizumab, and the immunostimulant poly-ICLC. SL-701 was generally well-tolerated. The most common TRAEs, were fatigue (22%) and injection site reaction (18%). The only grade 3+ TRAE was fatigue (3%).

In Stage 1, one patient had a partial response, or PR, of 18+ month duration (ongoing), and there were 15 SDs, 6 of which were at least 5 months duration (range: 5 to 28+ months, ongoing). In Stage 2, two patients achieved CR and 4 patients had PRs, for an ORR of 21% (6/28). In Stage 2, the median overall survival, or OS, was 11.7 months with a 50% 12-month OS rate including some long-term (>12 month) survivors. Long-term survivors in Stage 2 were comprised largely of patients who generated target-specific CD8+ T-cell responses, as determined by ex vivo assay of blood samples, suggesting that immunocompetent patients, in particular, may benefit from this treatment.

Given the safety and efficacy data generated to date with SL-701 and bevacizumab in second-line GBM, an indication of unmet need, we are considering next steps including leveraging these results and the potential immune-related data in registration-directed trial designs. These next steps may involve conducting trials with enrichment strategies, larger studies, including randomized studies, single arm studies, further combination studies with novel agents (e.g., checkpoint inhibitors), that could be conducted alone or via partnerships, or cessation of the program. If additional studies are conducted, this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending upon the choice and availability of immunostimulants.

SL-701 was awarded ODD from the FDA for the treatment of glioma in January 2015.

Preclinical pipeline

SL-501 and SL-101

We believe that CD123 is a rapidly emerging target in oncology with potential for broad application in hematologic cancer with promise beyond hematologic cancer in certain solid tumors and autoimmune disease. With this in mind, we possess a platform of compounds that target CD123, led by our lead clinical stage asset, ELZONRIS. SL-501 and SL-101 are both novel CD123-targeted therapies in preclinical development.

SL-501 is a high-affinity variant of ELZONRIS that has shown potency, in vitro and in vivo, against several hematologic tumor types, including AML, chronic myeloid leukemia, or CML, Hodgkin’s lymphoma, or HL, and Non-Hodgkin’s lymphoma, or NHL. SL-101 is a single chain monoclonal antibody fragment (mAb)-conjugate that binds to CD123 and has shown in vitro and in vivo activity against a variety of hematologic cancers.

In addition to oncology opportunities, there may also be utility for CD123-targeted agents in various autoimmune diseases, such as scleroderma and cutaneous lupus, in which the CD123-expressing plasmacytoid dendritic cell, or pDC, the precursor cell of BPDCN, may play a role. With this in mind, we are currently conducting preclinical experiments in this area.

SL-901

SL-901 is an oral, small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma Sprl, or UCB. Prior to in-licensing, the agent had demonstrated preclinical activity in several tumors, and was evaluated in an abbreviated Phase 1 clinical trial in Europe. Neither a DLT nor MTD was reached in the trial and we believe further dose escalation is warranted. A PR in one patient with advanced lung cancer was reported. Production of drug supply is ongoing and we are currently evaluating plans to enable a new regulatory filing to continue clinical dose escalation.

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, prepare for commercialization, build our intellectual property portfolio, execute our business plan, raise capital, and provide general and administrative support for these operations. We have generated minimal income to date, have not generated any income from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through June 30, 2018, we have received net proceeds of $277.9 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013. For the three month period ended June 30, 2018, the Company received net proceeds of $8.3 million from an At-the-Market, or ATM, offering, selling 442,579 shares at an average price of $19.24 per share.

On January 26, 2018, we completed a follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million.

During January 2018, our warrant holders elected to exercise warrants to purchase 99,529 shares of our common stock whereby we received approximately $0.4 million in connection with this exercise. A portion of these transactions were processed via cashless exercises.  As of June 30, 2018, there are no warrants outstanding.

We have never been profitable and our net loss from operations for the six months ended June 30, 2018 and 2017 was $37.3 million and $30.0 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant income to achieve profitability and we may never do so.

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 14: Commitments and Contingencies for more information on legal proceedings.

Financial Operations Overview

Income

We have not generated any income from product sales and we have generated minimal income to date, all relating to a $3.5 million research funding from the Leukemia and Lymphoma Society, or LLS. As of June 30, 2018, we have fully recognized the $3.5 million in income from the LLS. In the future, we may generate income from product sales, contingent on marketing approval for one of our product candidates and market acceptance of that product. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of income.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future income, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the six-month periods ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ELZONRIS	$6,642,905	$7,632,693	$14,649,496	$13,861,191
SL-801	766,422	585,564	1,566,329	1,174,408
SL-701	217,459	350,864	381,627	817,445
Personnel expenses	3,013,804	2,419,199	6,150,286	4,522,173
Other expenses	543,474	490,710	1,144,384	724,137
Total	$11,184,064	$11,479,030	$23,892,122	$21,099,354

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  chemistry, manufacturing and controls, or CMC, related costs, particularly as they relate to process characterization and validation expenses for ELZONRIS as required to support BLA submission requirements;

•                  non-clinical costs;

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

We anticipate that our research and development expenses will trend higher in future periods as we continue to complete the development of our most advanced product candidates and prepare to commercialize ELZONRIS, and continue to develop our other product candidates and our platform technology. We anticipate that the majority of our research and development expense will be devoted to the development of clinical drug candidates.

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

•                  the timing and results of future clinical trials;

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

We anticipate that our general and administrative expenses will be higher in future periods due to the build out of a commercial infrastructure and regulatory compliance systems to support potential commercialization of ELZONRIS if an FDA or foreign equivalent health authority approval for marketing is obtained.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the six months ended June 30, 2018.

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

In February 2016, the FASB issued a new Accounting Standards Update, Leases (ASU 2016-02). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires most leases be recognized by lessees on the Balance Sheets as a right-of-use asset and corresponding lease liability, regardless of whether they are classified as finance or operating leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of the new pronouncement on our financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. We adopted ASU 2017-09 on January 1, 2018. The adoption of this standard did not have a material impact to our Balance Sheets, Statement of Operations, or Statement of Cash Flows.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act” or the “Tax Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduction in the corporate tax rate under the TCJ Act will also require a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, we currently calculate a reduction in the value of these assets of approximately $25.0 million, which is fully offset by a valuation allowance and has no impact on the income tax provision. We are still evaluating the full impact of the TCJ Act but due to a full valuation against deferred taxes, we estimate there will be no impact to the income tax provision.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Entities should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time equity awards vest and the pattern of cost recognition over that period. ASU No. 2018-07 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and we adopted ASU No. 2018-07 on April 1, 2018. We have early adopted ASU No. 2018-07 on April 1, 2018 and the net impact relating to the adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018. In addition, we have elected to account for forfeitures of nonemployee awards as they occur.

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

For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. As noted in the 2017 Form 10-K, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the impact of tax reform. We have not made any additional measurement-period adjustments related to tax reform during the quarter ended June 30, 2018. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

Research and development expense.  Research and development expense was $11.2 million for the quarter ended June 30, 2018, compared with $11.5 million for the quarter ended June 30, 2017, representing a decrease of $0.3 million.

General and administrative expense.  General and administrative expense was $8.6 million for the quarter ended June 30, 2018, compared with $4.5 million for the quarter ended June 30, 2017, representing an increase of $4.1 million. The increase in expense was primarily attributed to a $3.0 million increase in pre-launch expenses to support a potential commercialization of ELZONRIS in BPDCN, if marketing approval from the FDA is received. Additionally, the higher expense was also due to an increase of non-cash stock-based compensation expense and increased headcount. We expect commercial related expenses will continue to increase for the foreseeable future as we build out our commercial infrastructure for a potential BLA approval of ELZONRIS.

Interest income.  Interest income was $0.4 million for the quarter ended June 30, 2018, compared with $0.2 million, for the quarter ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

Research and development expense.  Research and development expense was $23.9 million for the six months ended June 30, 2018, compared with $21.1 million for the six months ended June 30, 2017, representing an increase of $2.8 million. The higher costs are primarily driven by an increase in regulatory and manufacturing expenses to support our BLA filing for ELZONRIS. Additionally, we incurred higher compensation expense resulting from an increase in headcount to support the BLA filing for ELZRONIS.

General and administrative expense.  General and administrative expense was $14.6 million for the six months ended June 30, 2018, compared with $9.8 million for the six months ended June 30, 2017, representing an increase of $4.8 million. The increase in expense was primarily attributed to a $4.5 million increase in pre-launch expenses to support a potential commercialization of ELZONRIS in BPDCN, if marketing approval from the FDA is received. Additionally, the higher expense was also due to an increase of non-cash stock-based compensation expense partially due to an increase in headcount. We expect commercial related expenses will continue to increase for the foreseeable future as we build out our commercial infrastructure in front of a potential BLA approval for ELZONRIS.

Interest income.  Interest income was $0.6 million for the six months ended June 30, 2018, compared with $0.3 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, our cash, cash equivalents and short and long-term investments totaled $97.1 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 initial public offering, or IPO, and subsequent follow-on public offerings. Since inception and through June 30, 2018, we received net proceeds of $277.9 million primarily from the public sale of common stock from our 2013 IPO, subsequent follow-on public offerings and an ATM offering. For the three month period ended June 30, 2018, we received net proceeds of $8.3 million from an ATM offering, selling 442,579 shares at an average price of $19.24 per share. On January 26, 2018, we completed a follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million. To date, we have not generated any income from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(35,051,275)	$(22,562,432)
Net cash used in investing activities	(18,806,312)	(27,543,585)
Net cash provided by financing activities	65,971,889	48,339,843
Net increase (decrease) in cash and cash equivalents	$12,114,302	$(1,766,174)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the six months ended June 30, 2018 and 2017 primarily resulted from research and development expenses as we continue our clinical trial activities relating to our clinical drug candidates. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates. Also, for the six months ended June 30, 2018, the net cash used in operating activities also included pre-launch expenses in support of preparing for potential commercialization of ELZONRIS in BPDCN, if marketing approval from the FDA is received.

Investing activities.  The net cash used in financing activities for the six months ended June 30, 2018 and 2017, respectively, reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the six months ended June 30, 2018 resulted primarily from our January 2018 issuance and sale of 4,255,000 common shares via our follow-on public offering.  We sold 3,700,000 shares at an offering price of $14 per share. The underwriters also exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million. Additionally, during the three month period ended June 30, 2018, we received net cash proceeds of $8.3 million from our ATM offering. We sold 442,579 shares at an average price of $19.24 per share via the ATM offering.

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

Until such time, if ever, as we can generate substantial product income, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies, future income streams, research programs, product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development and future commercialization efforts and potentially grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Tax Loss Carryforwards

As of June 30, 2018, we had net operating losses of $164.1 million for federal and $167.9 for state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $31.6 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037, except for net operating losses generated starting on January 1, 2018 and going forward, which have an unlimited life. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. At June 30, 2018, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $97.1 million as of June 30, 2018 and $93.2 million as of June 30, 2017, consisting of cash, U.S. Treasury and Agency securities, Treasury-related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in fair market value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2018 and June 30, 2017, all of our liabilities were denominated in our functional currency.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risks Related to Development, Clinical Testing, Regulatory Approval, and Commercialization of Our Product Candidates

We are heavily dependent on the success of our clinical product candidates and we cannot provide any assurance that any of our product candidates will be approved, commercialized, or successfully marketed in the future.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our clinical drug candidates which we are advancing through clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval for, and commercialize these product candidates, which may never occur. We currently generate no income from our product candidates, and we may never be able to develop or commercialize a marketable drug.

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

We have submitted a complete BLA for ELZONRIS to the FDA but have not received acceptance to file from the FDA. We anticipate that the FDA has 60 days to notify us from the time of submission if they accept the submission for filing. Other than to the FDA, we have not submitted a BLA or a New Drug Application, or NDA, to an FDA comparable foreign authority, for any of our product candidates. We cannot be certain that any BLA or NDA will be filed within a specified period of time, or that any BLA or NDA or similar foreign marketing application will allow us to obtain or maintain marketing approval.  In addition, any marketing approval we may obtain may be for uses more limited than we expect or include contraindications or risk measures that limit its market acceptance.  We also cannot be certain that any of our product candidates will be successful in clinical trials that the clinical trials or data will support filing a BLA or NDA in the U.S. or elsewhere. We also cannot be certain that any of our product candidates will receive regulatory approval for trial initiation or marketing. Further, the FDA, an independent review committee, or IRC, or an oncologic drugs advisory committee, or ODAC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our income will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our income will be dependent, in part, upon the market acceptance of our products once approved as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant income from sales of such products, if approved.

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

Clinical trials can be delayed or halted for many reasons, including:

•                  delays or failure to reach an agreement on acceptable terms with prospective CMOs, CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly depending on the circumstances;

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

•                  governmental or regulatory delays and changes in regulatory leadership, requirements, policy and guidelines; or

•                  differing interpretations of data by the FDA or similar foreign regulatory agencies; or

•                  the FDA, or similar regulatory body, may not agree with the endpoints we select or the interpretation of the results related to the endpoint in the evaluation of our product candidates, thereby refusing to approve our product candidates for marketing approval.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRB where such trial is being conducted, by the Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, regulatory violations identified during an inspection of the clinical trial operations or trial site, imposition of a clinical hold by the FDA or other regulatory authorities, study subject safety concerns, adverse events or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we have observed serious adverse events, including deaths, from or relating to capillary leak syndrome, or CLS, with ELZONRIS. The occurrence of these and other adverse events could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market, and sell any or all of our product candidates for one or more indications.

We intend to have ongoing interactions with the FDA over the course of 2018 and beyond regarding our product candidates, including our ELZONRIS Phase 2 pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. If the FDA reviews these data and determines additional data is needed to support a submission for regulatory approval in BPDCN, or that the data will not support a submission for regulatory approval in BPDCN, this could delay or halt our clinical trials or commercialization plans for ELZONRIS or our other product candidates, including requiring us to enroll additional cohorts or conduct additional clinical trials.

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

In any clinical trial of a product candidate, the results of such trial may not be adequate to support submission of a marketing application or marketing approval. Because our product candidates are intended for use in life-threatening diseases, in many cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single clinical trial which may be open-label and single-group in nature. As a result, these trials may receive enhanced scrutiny from the FDA. For any such trial, if the FDA disagrees with our choice, or definition, of primary endpoint or the results for the primary endpoint are not robust or significant or clinically beneficial enough, including relative to control, or historical data, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. In addition, the results of any such intended pivotal trial may be subject to confounding factors, or may not be adequately supported by other study endpoints, including possibly overall survival, or OS, overall response rate, or ORR, rate of complete response, or CR, rate of clinical complete response, or CRc, and/or response duration, in which case the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. The FDA may also require the completion of additional clinical trials before or as a condition for approving our product candidates.

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

Reports of adverse events or other safety concerns involving our clinical drug candidates could delay clinical development, delay or prevent us from obtaining or maintaining regulatory approvals, or negatively impact sales or the commercial prospects for our product candidates.

Reports of adverse events or other safety concerns involving our clinical drug candidates could interrupt, delay or halt our clinical trials. For example, CLS is a known, sometimes fatal, and well-documented side effect of ELZONRIS. Reports of additional CLS cases, or other adverse events or other safety concerns involving ELZONRIS or our other product candidates, could result in clinical trial delays including regulatory authorities placing trials on clinical hold or denying or withdrawing approval for trials of any or all indications. Furthermore, there are no assurances that patients receiving ELZONRIS or our other product candidates with co-morbid diseases and/or indications not previously well-studied, will not experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving ELZONRIS or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, could require redesign of study protocols and conduct of additional trials, could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and early stage, including investigator-sponsored, clinical trials and late stage clinical trials of product candidates may not be predictive of the results of subsequent later stage, including corporate sponsored, clinical trials. Product candidates in later stage or larger clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding results in earlier studies. Similarly, our clinical trial results may not be successful for these or other reasons. For example, Stage 3 results from the Phase 2 pivotal trial of ELZONRIS in BPDCN may not corroborate the earlier Stage 1 and 2 results and/or may not be adequate for marketing approval for any of a number of reasons including clinical safety and efficacy results, including choice and definition of endpoints and regulatory hurdles for success, as well as data from chemistry, manufacturing and controls, or CMC, clinical pharmacology, bioanalytical, immunogenicity, non-clinical, and other areas.

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of our clinical drug candidates, there have been manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials, regulatory submissions, or commercial launch. We may also need to demonstrate comparability between newly manufactured drug substance and/or drug product relative to previously manufactured drug substance and/or drug product. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials including the need or choice to initiate a dose escalation study and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. Failure to demonstrate comparability could also result in delays in regulatory submissions or commercial launch. We are also developing a new lyophilized formulation of ELZONRIS. In the event it does not demonstrate adequacy or comparability with the current liquid/frozen formulation, regulatory approval and/or commercial utilization of ELZONRIS could be negatively impacted.

•                  We have changed the experimental regimen of ELZONRIS to a multi-cycle regimen, in which patients will receive more than one treatment cycle, rather than a single-cycle treatment as used in the completed investigator-initiated clinical trial. Although we anticipate that patients receiving multiple cycles of ELZONRIS may derive greater clinical benefit than from a single cycle, there is a risk of toxicity or a lack of efficacy arising from multiple cycles.

•                  We are, or may in the future be, treating patients with certain diseases or conditions that have not been previously treated with ELZONRIS. In these instances, we may choose to treat patients at several different doses and use multi-cycle dosing regimens to determine the optimal doses and schedules for both near-term and long-term safety and disease control in each indication.  Use of ELZONRIS in new disease populations and at new dosing regimens could produce unforeseen adverse reactions and events that could impact the development and ability to obtain marketing approval for ELZONRIS.

•                  We may determine, based on safety and efficacy, that certain doses and regimens of ELZONRIS for particular indications are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

•                  We are developing SL-701 as an injection administered under the skin, or subcutaneously, in our trials. Two previous investigator-sponsored trials of an earlier version of SL-701 used this method of delivery. Another previous investigator-sponsored trial of an earlier version of SL-701 used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to immunogenic peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Our plan continued with the subcutaneous injection method used in two of the previous studies and represents a change from one of the previous studies.

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

We may not be able to continue clinical trials for our product candidates if we are unable to enroll a sufficient number of eligible patients to participate in these trials, including as required by the FDA or other regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved or may commence competing clinical trials for the indications we are investigating. ELZONRIS and SL-701 are being developed in hematologic and brain cancers, respectively, both of which are orphan indications (i.e., rare diseases) with small available study populations. ELZONRIS is being developed initially in BPDCN and other rare diseases, including certain myeloproliferative disorders, as well as AML, and SL-701 is being developed in brain cancer. Some of these represent orphan indications for which there are very limited independently reported data on annual incidences. If the prevalence of these diseases are very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials. SL-801 is being assessed in a number of advanced solid tumors, some of which may have low prevalence rates and which could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials.

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

•                  the FDA or comparable foreign regulatory authorities may not accept our definition, or criteria, for the primary endpoint and/or other endpoints for evaluation of clinical benefit, patient efficacy and potential marketing approval, despite meeting the primary endpoint of the trial;

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

This lengthy and costly review process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our other product candidates that we may advance into and through clinical trials, which would significantly harm our business.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing commitments, including additional clinical trials, observation studies, and/or pregnancy registries which could impact market adoption and acceptance and exceed commercialization budgets. Regulatory authorities may also approve a product candidate with a label that includes labeling claims which may be undesirable for the successful commercialization of that product candidate, including product contraindications, warnings or precautions, the need for inpatient versus outpatient administration, or limitations on administration schedule such as the number of infusions or cycles. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates or obtain satisfactory reimbursement or coverage for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country and the reimbursement may be suboptimal. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Our approach to the discovery and development of product candidates includes the targeting of cancer stem cells (CSC) which is unproven, and we do not know whether we will be able to develop any products of commercial value.

Research on CSCs is an emerging field and, consequently, there is an ongoing debate regarding the importance of CSCs as an underlying cause of tumor initiation, propagation, recurrence, resistance, and metastasis. In addition, there is some debate in the scientific community regarding the defining characteristics of these cells.

Although there is a general consensus that some cancer cells have tumor-initiating capacity, there also is some debate in the scientific community regarding the defining characteristics and the origin of these cells. Some believe that normal adult stem cells transform into CSCs. Others believe that non-CSC cancer cells can transform into CSCs and, therefore, a definitive CSC cannot be readily isolated or targeted. In addition, some believe that targeting CSCs should be sufficient for a positive clinical outcome, while others believe that, at times or always, targeting CSCs should be coupled with targeting tumor bulk for a positive clinical outcome.

Based on preclinical and clinical data, we believe that, for some cancers, ELZONRIS may target both tumor bulk and CSCs. However, it is conceivable that ELZONRIS and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial or durable clinical outcome that outweighs the risks associated with the product. In addition, it is conceivable that our platform technology may ultimately fail to identify any commercially viable drugs to treat human patients with cancer or any other disease or condition.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and regulatory interactions for all our clinical stage drug candidates, another key element of our strategy is to identify and test additional compounds. A portion of the preclinical research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the preclinical testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Any regulatory approvals that we or our potential strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, may contain product contraindications, warnings, or precautions that limit use of our product candidates or may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of our product candidates. In addition, if the FDA approves any of our product candidates, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory compliance requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs for commercial manufacturing and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, any regulatory approvals covered under certain U.S. federal healthcare programs will trigger compliance with the Federal Physician Payment Sunshine Act reporting requirements and compliance with state marketing disclosure laws may also attach in certain jurisdictions. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

•                  product seizure, detention, or refusal to permit the import and export of products;

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

We have incurred net losses from operations from our inception through June 30, 2018 of approximately $253.1 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any income from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2018, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our clinical drug candidates that we have in-licensed, we will lose our rights to develop and commercialize those clinical drug candidates.

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

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates. We have expended and believe that we will continue to expend substantial resources for the development of our clinical drug candidates and may expend additional resources on other product candidates and drug discovery and acquisition efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, obtaining regulatory approvals, commercializing any products approved for sale, and costs associated with operating as a public company.

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

In certain countries where we sell or are seeking or may seek to commercialize our products, pricing, coverage and level of reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, which may include a combination of distinct potential payers, including private insurance and governmental payers as well as health technology assessment of medicinal products for pricing and reimbursement methodologies. Therefore, we may not successfully conclude the necessary processes and commercialize our products in every, or even most countries in which we seek to sell our products.

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

Health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently, our products may be subject to payer-driven restrictions. Additionally, U.S. payers are increasingly considering new metrics as the basis for reimbursement rates.

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

•                  complete required process characterization and validation activities to support any planned regulatory submission, which historically has included manufacturing of at least 3 consecutive successful process validation batches for drug substance and at least 3 consecutive successful process validation batches for drug product;

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

We expect any product candidate that we commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics that may potentially compete including Astellas Pharma U.S., Inc., Bionomics Limited, Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), OncoMed Pharmaceuticals, Inc., Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, Stemcentrx, Inc., Sumitomo Dainippon Pharma Co. Ltd., Verastem, Inc., and others. Additionally, there are a number of companies working to develop new treatments, which may compete with ELZONRIS and SL-801, including AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals (now a Jazz Pharmaceuticals company), Celgene Corporation, Cellectis, CTI BioPharma, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genmab, Genzyme Corporation (now a Sanofi company), Humanigen, Inc., Immunogen, Incyte Corporation, Impact Biomedicines (now a Celgene company), Janssen Pharmaceutical Companies of Johnson & Johnson, Karyopharm Therapeutics, Inc., Kura Oncology, Inc., MustangBio, Inc., Novartis AG, Seattle Genetics, Inc., Sunesis Pharmaceuticals, Inc., and Xencor, among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG, and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of August 9, 2018, we had 57 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes or contributes to an injury or is found to be otherwise defective during product testing, clinical study, clinical use, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Fraud-based claims, as well as claims made pursuant to state consumer protection acts, are also a possibility. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

The ACA broadened the reach of fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. Section 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

Our internal computer systems, or those of our third-party CMOs, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CMOs, CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, theft, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Risks Related to Commercialization of Our Product Candidates

If we are unable to establish or implement our own sales, marketing, and distribution capabilities in a timely manner or enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing our product candidates.

We currently have a relatively small number of employees and do not have a sales or marketing infrastructure. Should we receive regulatory approval of any product candidates, we would be opportunistic in seeking to either build our own commercial infrastructure to commercialize our clinical drug candidates or any other future product candidates if and when they are approved, or enter into contract research, contract sales, or licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to knowing that our clinical drug candidates will be approved. For product candidates for which we decide to perform sales, marketing, and distribution functions ourselves, we could face a number of additional risks, including:

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

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our product candidates. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting income or the profitability from this income is likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action.  Should we commercialize our product candidates on our own and build our own sales and marketing organization, to do so, there is also a risk that our employees may engage in conduct that subjects us to significant regulatory enforcement action.  The sale of pharmaceutical products is subject to numerous regulatory and legal restrictions in promotional statements that may be made regarding a product’s benefits and risks in addition to certain restrictions and limitations on interactions with healthcare professionals. If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates.

Our commercial success depends upon attaining significant market acceptance of our clinical drug candidates, if approved, among physicians and other healthcare providers, patients, third-party payors and, in the cancer market, acceptance by the operators of major cancer clinics.

Even if our clinical drug candidates or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, third-party payors, patients and the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country and are subject to changes interpretation, application and new legislative proposals at any time. Some countries require the approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the income we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers, and health maintenance organizations, decide which medications they will cover and how much they will pay for them. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the

United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise the capital needed to commercialize products and our overall financial condition.

Healthcare policy changes may have a material adverse effect on us.

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. In 2012, the Supreme Court upheld the ACA in response to a lawsuit alleging that the individual mandate was unconstitutional. The Supreme Court held that the individual mandate and corresponding penalty was constitutional because it would be considered a tax by the federal government. The Supreme Court also upheld federal subsidies for purchasers of insurance through federally facilitated exchanges in a decision released in June 2015. Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress but have been met with strong opposition and have not been enacted so far. The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry.  For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and finalized a proposal to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program effective January 1, 2018.

Modifications to or repeal of all or certain provisions of the ACA have been attempted in Congress as a result of the outcome of the recent presidential and congressional elections, consistent with statements made by the incoming administration and members of Congress during the presidential and congressional campaigns and following the election. In January 2017, Congress voted to adopt a budget resolution for the fiscal year of 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law. However, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for the fiscal year of 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, which, if enacted, would amend or repeal significant portions of the ACA. Attempts in the Senate in 2017 to pass similar ACA repeal legislation, including the Better Care Reconciliation Act of 2017, were unsuccessful. However, in December 2017, the Tax Cuts and Jobs Act was enacted, which includes a provision that effectively repeals the ACA’s individual mandate by reducing the tax penalty for failing to maintain minimum essential coverage to zero. Following this legislation, Texas and 19 other states filed a lawsuit alleging that the ACA is unconstitutional as the individual mandate was repealed, undermining the legal basis for the Supreme Court’s prior decision. This lawsuit is ongoing. Most recently, the Bipartisan Budget Act of 2018 (the BBA), passed in February 2018, set government spending levels for Fiscal Years 2018 and 2019 and revised certain provisions of the ACA. Specifically, beginning in 2019, the BBA increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70%, ultimately increasing the liability for brand drug manufacturers. This mandatory manufacturer discount also applies to biosimilars beginning in 2019. Regardless of whether or not the ACA is changed or modified by Congress or the Supreme Court, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

Our therapeutic product candidates for which we intend to seek approval as biological products may face competition sooner than expected.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable.” The FDA defines an interchangeable biosimilar as a product that, in terms of safety or diminished efficacy, presents no greater risk when switching between the biosimilar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years, or approved by the FDA until 12 years, after the original brand product identified as the reference product was approved under a BLA. The new law is complex and is only beginning to be interpreted by the FDA and the courts. For example, in June 2017, the United States Supreme Court, in Sandoz, Inc. v. Amgen Inc., issued an opinion potentially impacting the previously understood effective market exclusivity period. As a result of its relatively recent passage and implementation, the BPCIA’s ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of our product candidates, such as ELZONRIS, were to receive marketing approval by the FDA as a biological product under a BLA, such an approved product(s) should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplaces and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

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

We are currently advancing our clinical-stage product candidates through multiple corporate-sponsored clinical trials under corporate-sponsored INDs. Previously, we had not sponsored any INDs or any clinical trials relating to our clinical drug candidates. Instead, faculty members at academic institutions conducted and sponsored all INDs and clinical trials relating to our drug candidates. Because the completed trials relating to our drug candidates were investigator-sponsored, we did not control the design or conduct of the previous trials, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings, whether controlled by us or third-parties, for one or more reasons, including elements of the design or execution of the previous trials or safety concerns or other trial results.

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

We rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our direct control to monitor, support, conduct and/or oversee preclinical and clinical studies of our product candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we had conducted these trials wholly by ourselves. In our corporate sponsored trials of our clinical drug candidates, we have continued to engage various third-parties. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended, delayed or terminated, and as a result we may not be able to commercialize our product candidates.

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

•                  our cash expenditures related to the development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party CMOs to produce our clinical drug candidates in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market our clinical drug candidates or may be delayed in doing so. We purchase and plan to purchase immunostimulants used with SL-701 from third-parties. Whereas GM-CSF and Imiquimod are commercially available products, poly-ICLC is a development stage candidate and not commercially available. We do not have a right to manufacture poly-ICLC directly or through third-party CMOs and are wholly dependent on a third-party manufacturer of poly-ICLC for clinical supply.  This third-party manufacturer currently has a limited supply and may be unable to provide adequate poly-ICLC to us in the future.

We also expect to rely upon third-parties to produce drug substance and drug product required for the clinical trials and commercialization of our other product candidates in preclinical development. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them. Reliance on third-party manufacturers entails risks to which we would not be subject to if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of our product candidates. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, the imposition of operating restrictions, total or partial suspension of production or injunctions.

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

We are working with our contract manufacturers to optimize the manufacturing processes for drug substance and drug product of our product candidates so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and ultimate commercialization. Our manufacturers may not be able to control batch-to-batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third-parties with whom we currently work may need to increase their scale of production and/or we will need to secure additional suppliers.

Because of our reliance on contract manufacturers, we may choose to maintain a higher inventory of drug product and/or drug substance for any of our product candidates or approved products that would be necessary if we had direct control of the manufacturing assets.

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

The manufacturers of our product candidates require specialized equipment and utilize complicated production processes that would be difficult, time-consuming and costly to duplicate. Thus, we only have one third-party manufacturer for each of our product candidates. Because of this arrangement, there is a greater risk that issues in execution or changes in business focus and/or product risk assessments at a third-party manufacturer could cause delays in the clinical development or manufacture of a product candidate than if we used more than one third-party manufacturer for each product candidate. For each of our product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product candidates for our clinical studies. Any prolonged disruption in our third-party manufacturers vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on our ability to manufacture products on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers and third-party laboratories performing analytical and other testing could receive inspection findings from regulatory authorities that require investigation and remediation and could result in business interruptions affecting the production of our product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturer shortages or supply shortages of their vendors. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturer can repair its facility or we can put in place alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce a product of equivalent quality and quantity. FDA approval of any new manufacturer would also be required. The delays associated with the verification of a new manufacturer or the re-verification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation, and commercialization of our product candidates could negatively affect our business.

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

Even with respect to certain other programs that we intend to commercialize ourselves, we may enter into agreements with collaborators to share in the burden of conducting clinical trials, manufacturing, and marketing our product candidates or products. In addition, our ability to apply our proprietary technologies to develop proprietary compounds will depend on our ability to establish and maintain licensing arrangements or other collaborative arrangements with the holders of proprietary rights to such compounds. We may not be able to establish such arrangements on favorable terms or at all, and our future collaborative arrangements may not be successful.

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining adequate patent protection for one or more of our product candidates.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the U.S. and other countries with respect to our product candidates or any future product candidate that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by the maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. We cannot be certain that patents will be issued, or that issued or allowed patents will not later be found to be invalid and/or unenforceable. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to the United States patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents. The USPTO recently developed new regulations and procedures to govern the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-inventor-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our patents and patent applications may not be sufficient to protect our products and product candidates from commercial competition. For example, we cannot obtain a composition of matter patent and are limited in the types of claims that we can obtain for ELZONRIS due to earlier published prior art. We have however obtained U.S. and foreign patents for certain methods of using ELZONRIS to treat AML, BPDCN, and myelodysplastic syndrome, or MDS. In addition, we have filed additional U.S. and foreign patent applications for the method of using ELZONRIS to treat AML, MDS, BPDCN, and other diseases although there can be no assurances that such patents will issue.

Failure to obtain patents directed to all approved uses of ELZONRIS may enable a competitor to market ELZONRIS for such approved but unpatented indication(s), which could lead to price erosion for sales of ELZONRIS. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we currently do not have any foreign composition of matter patent protection. We do, however, have foreign pending patent applications, as well as issued patents in Australia and Mexico and an allowed patent application in Europe, that would cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we currently do not have any composition of matter patent protection, although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we currently do not have any composition-of-matter patent protection. With respect to SL-801, we have licensed composition of matter patents issued in the U.S. and abroad directed to the SL-801 compound. While we have an issued patent in Canada and a patent application pending in the U.S. directed to our StemScreen® technology, we currently have no issued patents covering StemScreen® in the U.S. Although we have various patent applications pending in the U.S. and abroad that we anticipate may result in additional protection for our clinical drug candidates and StemScreen®, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide additional meaningful protection for these assets. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

Issued patents covering one or more of our product candidates could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of patentable subject matter, novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Furthermore, any claims asserted against accused infringers could provoke those parties to petition the USPTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or certain aspects of our platform technology, StemScreen®. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, adverse results on U.S. patents may affect related patents in our global portfolio.

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

In order to avoid or settle potential claims with respect to any patent rights of third-parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or any future strategic partners were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing one or more of our product candidates, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Patent litigation could also expose us to significant monetary damages. This could harm our business significantly.

Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early-stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other Company business.

Unfavorable outcomes in intellectual property litigation could limit our research and development activities and/or our ability to commercialize certain products.

If third-parties successfully assert intellectual property rights against us, we might be barred from using certain aspects of our platform technology, or barred from developing and commercializing certain products. Prohibitions against using certain technologies, or prohibitions against commercializing certain products, could be imposed by a court or by a settlement agreement between a patent owner and us. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner, in order to continue our research and development programs or to market our product(s). It is possible that the necessary licenses will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize certain products, or both.

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

Our clinical  drug candidates as well as some of our other product candidates and our platform technologies, are protected by intellectual property licensed from third parties, including academic institutions. If the licensors terminate the licenses, or fail to prosecute, maintain, enforce, and/or defend the licensed patents and patent applications, our competitive position, market share, and business prospects would be harmed.

We are a party to several license agreements relating to certain patents and patent applications owned by third-parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for ELZONRIS and SL-501, and we hold three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold an exclusive license from CanBas, Ltd. for SL-801 in all worldwide territories other than Japan, Korea, Taiwan, and China. The agreement with CanBas, Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying other product candidates and our StemScreen® platform technology. We expect to enter into additional license agreements as part of the development of our business.

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

Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on the defense of such third-party claims of infringement.

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

We believe that an important factor in our competitive position relative to other companies in the field of targeted-oncology therapeutics is our proprietary innovative platform technology, StemScreen®. We believe that this platform is useful for identifying new potential product candidates. We have an issued Canadian patent and a pending U.S. patent application for StemScreen®, however, there is no guarantee that any of such pending patent applications will result in issued patents, and, even if patents eventually issue, there is no certainty that the issued claims will have adequate scope to preserve our competitive position. In addition, by practicing our technology in jurisdictions where we do not have patent protection, third-parties could substantially weaken our competitive position in oncology research and development.

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

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $3.88 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers, directors, and principal stockholders maintain the ability to exert substantial influence over all matters submitted to stockholders for approval.

Our executive officers, directors, and principal stockholders beneficially own shares representing approximately 36.4% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As a public company, we incur and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes Oxley Act of 2002, or the Sarbanes Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the NASDAQ Stock Market, or NASDAQ. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. Changes in these rules and regulations can create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

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

3.4	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018.

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

Date: August 9, 2018	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)