Form 10-Q
period 2018-09-30
STEMLINE THERAPEUTICS INC
filed 2018-11-08
CIK 1264587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 31,800,694 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 8, 2018.

i

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

PART I: FINANCIAL INFORMATION

Item 1.           Financial Statements.

STEMLINE THERAPEUTICS, INC.
Balance Sheets

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,677,741	$4,795,098
Short-term investments	66,856,499	46,924,612
Prepaid expenses and other current assets	1,996,235	469,067
Total current assets	80,530,475	52,188,777
Property and equipment, net	221,820	136,672
Long-term investments	—	14,468,414
Other assets	212,305	212,305
Total assets	$80,964,600	$67,006,168
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,202,090	$19,742,087
Other current liabilities	133,170	96,826
Total current liabilities	17,335,260	19,838,913
Other liabilities	91,174	96,826
Total liabilities	17,426,434	19,935,739
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value, 53,750,000 shares authorized at September 30, 2018 and December 31, 2017. 31,671,552 shares issued and outstanding at September 30, 2018 and 25,313,595 shares issued and outstanding at December 31, 2017	3,167	2,531
Additional paid-in capital	326,084,695	251,489,546
Accumulated other comprehensive loss	(96,546)	(145,958)
Accumulated deficit	(262,453,150)	(204,275,690)
Total stockholders’ equity	63,538,166	47,070,429
Total liabilities and stockholders’ equity	$80,964,600	$67,006,168

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Grant income	$—	$299,397	$500,000	$898,199

Operating expenses:
Research and development	11,758,025	12,417,652	35,650,147	33,517,006
General and administrative	9,647,336	4,152,449	24,208,551	14,000,854

Total operating expenses	21,405,361	16,570,101	59,858,698	47,517,860

Loss from operations	(21,405,361)	(16,270,704)	(59,358,698)	(46,619,661)
Other Income	—	381	—	381
Other expense	—	(3,566)	(3,897)	(3,566)
Interest expense	(350)	—	(473)	—
Interest income	361,715	217,742	973,617	543,753

Net loss	$(21,043,996)	$(16,056,147)	$(58,389,451)	$(46,079,093)

Net loss per common share:

Basic and Diluted	$(0.73)	$(0.68)	$(2.07)	$(2.01)

Weighted-average shares outstanding:

Basic and Diluted	29,018,507	23,464,505	28,253,750	22,901,883

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(21,043,996)	$(16,056,147)	$(58,389,451)	$(46,079,093)

Other comprehensive gain:

Unrealized gain on investments	26,427	30,207	45,515	9,112
Reclassification adjustment for loss on investments included in net loss	—	3,007	3,897	3,007

Other comprehensive gain	26,427	33,214	49,412	12,119
Comprehensive loss	$(21,017,569)	$(16,022,933)	$(58,340,039)	$(46,066,974)

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2017	25,313,595	$2,531	$251,489,546	$(145,958)	$(204,275,690)	$47,070,429

Restricted stock grants	1,496,126	150	(150)	—	—	—
Forfeiture of restricted stock grants	(55,495)	(6)	6	—	—	—
Stock-based compensation expense	—	—	8,682,492	—	—	8,682,492
Adoption of accounting standard update related to stock compensation accounting (ASU 2018-07)	—	—	(211,991)	—	211,991	—
Employee Stock Purchase Plan compensation expense	—	—	42,275	—	—	42,275
Issuance of common stock in connection with the ESPP	19,107	2	142,918	—	—	142,920
Issuance of common stock in connection with the exercise of stock options	169,810	17	1,583,780	—	—	1,583,797
Issuance of common stock in connection with the exercise of warrants	30,830	3	352,525	—	—	352,528
Issuance of common stock in connection with follow-on public offering, net	4,697,579	470	64,003,294	—	—	64,003,764
Net loss	—	—	—	—	(58,389,451)	(58,389,451)
Other comprehensive income	—	—	—	49,412	—	49,412
Balance, September 30, 2018	31,671,552	$3,167	$326,084,695	$(96,546)	$(262,453,150)	$63,538,166

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	Nine months Ended September 30,
	2018	2017
Cash flows from operating activities

Net loss	$(58,389,451)	$(46,079,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,639	2,856
Stock-based compensation expense	8,682,492	6,178,079
Employee Stock Purchase Plan compensation expense	42,275	38,897
Amortization of premium paid on marketable securities	(55,505)	119,355
Net gain on sale of marketable securities	3,897	3,007
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,527,168)	(307,609)
Accounts payable and accrued expenses	(2,539,997)	5,043,713
Deferred grant income	—	(898,199)
Other current liabilities	28,433	25,727
Other liabilities	(24,203)	(21,167)

Net cash used in operating activities	(53,740,588)	(35,894,434)

Cash flows from investing activities
Purchase of furniture and fixtures	(94,258)	(86,191)
Purchase of marketable securities	(57,750,123)	(55,396,963)
Sale and maturities of marketable securities	52,387,670	42,955,816
Net cash used in investing activities	(5,456,711)	(12,527,338)

Cash flows from financing activities
Principal payments on finance lease liabilities	(3,067)	—
Proceeds from issuance of common stock from follow-on public offerings, net	64,003,764	48,242,214
Proceeds from issuance of common stock from ESPP	142,920	121,671
Proceeds from exercise of stock options	1,583,797	7,179
Proceeds from exercise of warrants	352,528	—
Net cash provided by financing activities	66,079,942	48,371,064
Net increase (decrease) in cash and cash equivalents	6,882,643	(50,708)
Cash and cash equivalents at beginning of period	4,795,098	10,316,064
Cash and cash equivalents at end of period	$11,677,741	$10,265,356

Stemline incurred a capital lease obligation of $29,529 during the nine month period ended September 30, 2018.

See accompanying unaudited notes.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements

September 30, 2018

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

The Company has incurred losses from operations since inception of $274.1 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition, preclinical and clinical development of its product candidates and preparation for a potential commercial launch of ELZONRIS™ (tagraxofusp; SL-401). In particular, it has expended, and will continue to expend, substantial resources for the foreseeable future on potential commercialization of any products approved for marketing, continued development of its product candidate pipeline, as well as on drug discovery and acquisition efforts. The Company will also incur losses as it prepares for a potential commercial launch of ELZONRIS. These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, and obtaining regulatory approvals, as well as commercializing any products approved for sale. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. The Company expects its research and development expenses to trend higher in connection with its ongoing and planned clinical trials and related manufacturing efforts for its clinical stage candidates and development of its other pre-clinical product candidates, platform technologies and in-licensing activities. The Company also anticipates that its general and administrative expenses will be higher in future periods due to the build out of a commercial infrastructure and regulatory compliance systems to support potential commercialization of ELZONRIS if an FDA or foreign equivalent health authority approval for marketing is obtained.

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

This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The Company believes that its existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to cover its cash flow requirements for at least the next two years, assuming an FDA approval is granted for marketing of ELZONRIS by the target action PDUFA date of February 21, 2019.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period.  Such estimates and assumptions affect the reported amounts of assets, liabilities, income and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to footnote 7 “Accounts Payable and Accrued Expenses” for the period ended December 31, 2017 to conform to the presentation under the period ended September 31, 2018. These reclassifications to adjust prior period presentation had no impact on previously reported accrued expenses.

2.                                      Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the 2017 Form 10-K. There have been no changes to those policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing income. This guidance includes the required steps to achieve the core principle that an entity should recognize income to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016.  The Company adopted this guidance on January 1, 2018 using the full retrospective method.  The accounting standard had no impact on the financial position, results of operations or cash flows since the Company has no contracts with customers. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

As noted below in Note 11 to the Company’s Financial Statements, the Company has received grant income from The Leukemia and Lymphoma Society (“LLS”) to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. The Company has determined that LLS is not a customer as defined by Topic 606. The Company recognizes grant income when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant income will be received based on the Company’s best estimates of work performed and qualifying costs incurred.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. The Company is incorporating this ASU into its assessment and adoption of ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2018-13 is not expected to have an impact on the Company’s financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

3.                                      Liquidity and Capital Resources

As of September 30, 2018, the Company has approximately $78.5 million in cash, cash equivalents and short and long-term investment securities. The Company primarily invests in highly liquid cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4.                                      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Prepaid third party vendor costs	$877,886	$131,286
Deferred registration fees	—	143,924
Prepaid insurance	250,542	44,065
Deposit	69,660	—
Other receivable	798,147	149,792
Total	$1,996,235	$469,067

5.                                      Property and Equipment, Net

Property and equipment, net, consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Office furniture and fixtures	$519,675	$519,675
Leasehold improvements	82,694	82,694
Capital lease equipment	29,529	—
Manufacturing equipment	107,258	13,000
Property and equipment	739,156	615,369
Less accumulated depreciation	(517,336)	(478,697)
Property and equipment, net	$221,820	$136,672

Depreciation expense was $38,639 and $2,856 for the nine-month periods ended September 30, 2018 and 2017, respectively. Depreciation expense was $14,575 and $952 for the three-month periods ended September 30, 2018 and 2017, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:
Fixed-income treasury portfolio	$43,051,836	$—	$—	$43,051,836
Certificate of Deposits	—	23,804,663	—	23,804,663
Cash and cash equivalents	11,677,741	—	—	11,677,741
Total assets at fair value	$54,729,577	$23,804,663	$—	$78,534,240

	December 31, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Assets:
Fixed-income treasury portfolio	$40,160,213	$—	$—	$40,160,213
Certificate of Deposits	—	21,232,813	—	21,232,813
Cash and cash equivalents	4,795,098	—	—	4,795,098
Total assets at fair value	$44,955,311	$21,232,813	$—	$66,188,124

The following is a summary of cash equivalents and available-for-sale investments held by the Company at September 30, 2018 and December 31, 2017:

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$7,604,252	$—	$—	$7,604,252
Cash equivalents:
Money market funds	4,073,489	—	—	4,073,489

Total cash and cash equivalents	11,677,741	—	—	11,677,741

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	6,655,875	—	(6,467)	6,649,408
Federal home loan bank	11,312,471	—	(23,642)	11,288,829
Freddie Mac	5,263,336	—	(15,376)	5,247,960
U.S. Treasury Securities	19,891,015	—	(25,376)	19,865,639

Certificate of Deposits	23,805,052	—	(389)	23,804,663

Total short-term investments	66,927,749	—	(71,250)	66,856,499

Total	$78,605,490	$—	$(71,250)	$78,534,240

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$3,088,659	$—	$—	$3,088,659
Cash equivalents:
Money market funds	1,706,439	—	—	1,706,439

Total cash and cash equivalents	$4,795,098	—	—	$4,795,098

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	13,631,041	—	(31,396)	13,599,645
Federal farm credit bank	1,249,823	—	(1,869)	1,247,954
Federal home loan bank	5,923,497	—	(14,197)	5,909,300
Freddie Mac	5,409,227	—	(19,182)	5,390,045
U.S. Treasury Securities	6,282,231	—	(12,578)	6,269,653
Others	1,019,302	—	(612)	1,018,690

Certificate of Deposits	13,489,241	84	—	13,489,325

Total short-term investments	47,004,362	84	(79,834)	46,924,612
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	2,753,337	—	(15,529)	2,737,808
Freddie Mac	2,509,471	—	(13,635)	2,495,836
U.S. Treasury Securities	1,503,030	—	(11,748)	1,491,282

Certificate of Deposits	7,743,488	—	—	7,743,488

Total long-term investments	14,509,326	—	(40,912)	14,468,414

Total	$66,308,786	$84	$(120,746)	$66,188,124

*The gross unrealized gains and losses captured in this footnote is before tax.

At September 30, 2018 and December 31, 2017, the remaining contractual maturities of available-for-sale investments classified as current on the Balance Sheets were less than 12 months, and the remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at September 30, 2018 and December 31, 2017.  The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2018.

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

7.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Accrued research and development costs	$9,188,824	$14,805,432
Accrued sales and marketing costs	3,187,821	668,512
Accrued compensation	2,356,275	2,940,039
Accrued general and administrative costs	1,555,056	511,140
Accrued legal	914,114	816,964
Total accounts payable and accrued expenses	$17,202,090	$19,742,087

8.                                      Common Stock

For the nine-month period ended September 30, 2018, the Company received net proceeds of $8.3 million from an At-the-Market (ATM) offering, selling 442,579 shares at an average price of $19.24 per share.  The Company did not sell any shares of stock from the ATM during the three-month period ending September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company was authorized to issue 53,750,000 shares of common stock.

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

9.                                      Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$(122,973)	$(120,897)	$(145,958)	$(99,802)
Other comprehensive income (loss) before reclassification	26,427	30,207	45,515	9,112
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,007	3,897	3,007
Total other comprehensive income	26,427	33,214	49,412	12,119

Balance at end of period	$(96,546)	$(87,683)	$(96,546)	$(87,683)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share calculation:
Net loss	$(21,043,996)	$(16,056,147)	$(58,389,451)	$(46,079,093)
Basic and diluted weighted-average common shares	29,018,507	23,464,505	28,253,750	22,901,883
Basic and diluted net loss per share	$(0.73)	$(0.68)	$(2.07)	$(2.01)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested, and outstanding warrants are issued. For the nine-month periods ended September 30, 2018 and 2017, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Nine months Ended September 30,
	2018	2017
Restricted stock	2,631,934	1,796,749
Options outstanding	3,191,018	3,200,211
Warrants	—	99,529
Total	5,822,952	5,096,489

11.                               Grant Income

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with LLS. LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases.

To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through September 30, 2018, the Company has received the full $3.5 million based on milestones achieved. The Company has recognized approximately $0.5 million and $0.9 million of income related to the LLS grant for the nine-month periods ended September 30, 2018 and 2017, respectively, which reflects income recognized on a straight-line basis based on the Company’s best estimates of work performed and qualifying costs incurred. The TAP Agreement terminates when there are no longer any payment obligations for either LLS or Stemline.

12.                               Income Taxes

The Company did not record any other income tax provisions or benefits relating to its net operating losses for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The Company files income tax returns in the United States and in the State of New York. The Company’s 2015 tax years are currently being audited by the Internal Revenue Service and there are no ongoing audits in state taxing jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of September 30, 2018, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

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

As noted in the 2017 Form 10-K, the Company was able to reasonably estimate certain tax effects and, therefore, recorded provisional adjustments associated with the impact of tax reform. The Company has not made any additional measurement-period adjustments related to tax reform during the quarter ended September 30, 2018. However, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period.

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

As of September 30, 2018, there were 2,358,480 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $8.7 million and $6.2 million for the nine-month periods ended September 30, 2018 and 2017, respectively. As a result of the valuation allowance against the Company’s deferred tax assets, there was no net adjustment to retained earnings for the change in accounting for unrecognized windfall tax benefits.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,334,967	$995,488	$3,521,610	$2,622,790
General and administrative	1,735,457	1,253,499	5,160,882	3,555,289
Total	$3,070,424	$2,248,987	$8,682,492	$6,178,079

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

The weighted-average key assumptions used in determining the fair value of options granted for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Weighted-average volatility	75.35%	75.36%	76.90%	75.76%
Weighted-average risk-free interest rate	2.86%	1.98%	2.78%	1.92%
Weighted-average expected term in years	6.26	6.25	6.26	6.07
Dividend yield	0%	0%	0%	0%

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

For the nine-month period ended September 30, 2018, the Company issued 169,810 shares, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of approximately $1.6 million. As of September 30, 2018, there was approximately $5.5 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.77 years.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,174,964	$8.74
Options granted	275,000	16.40
Options exercised	(169,810)	9.33
Options forfeited	(89,136)	17.14
Outstanding at September 30, 2018	3,191,018	$9.13	5.96	$26,021,455
Options exercisable at September 30, 2018	2,216,605	$9.02	5.05	$18,841,644

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2018 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	1,724,837	$7.83
Shares granted	1,496,126	16.83
Shares vested	(533,534)	8.42
Shares forfeited	(55,495)	11.52
Outstanding at September 30, 2018	2,631,934	$12.75

For the nine-month period ended September 30, 2018, the Company granted 1,496,126 shares of restricted stock, at a weighted-average grant date fair value of $16.83 per share amounting to approximately $25.2 million in total aggregate fair value. As of September 30, 2018, 2,631,934 shares remained unvested and there was approximately $28.5 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 1.98 years. The total fair value of restricted stock vested during the nine-month periods ended September 30, 2018 and 2017 was approximately $4.5 million and $3.0  million, respectively.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU No. 2018-07 on April 1, 2018 and the net impact relating to the adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $1.5 million and $0.5 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

The Company recorded approximately $42,275 and $38,897 of compensation expense for the nine months ended September 30, 2018 and 2017, respectively, related to participation in the 2015 ESPP.

14.                               Commitments and Contingencies

The Company has entered into research and development agreements with third-parties for the development of oncology products and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes development-based milestone, royalties and sales-based milestone should the product candidates be approved for marketing. The timing and the amounts of milestone and royalty payments in the future are not certain.

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

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $217.1 million in future periods. As of September 30, 2018, the Company has paid or accrued $7.0 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2013 through 2018, the Company entered into new work order agreements with this vendor totaling approximately $28.9 million, with services to be rendered on these agreements through 2018. From inception through September 30, 2018, the Company has received and paid for services relating to these agreements in the amount of approximately $24.8 million.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $4.4 million assuming the successful advancement of its programs.

Therapy Acceleration Program Agreement with The Leukemia and Lymphoma Society

In October 2013, the Company entered into a contract relating to the TAP Agreement with the LLS. The LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through September 30, 2018, the Company has received the full $3.5 million based on milestones achieved.

Pursuant to the TAP Agreement, the Company shall pay to LLS, subject to the obtaining of certain post-approval milestones, an amount not to exceed three (3) times the dollar amount provided by LLS to the Company.

Leases

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

The Company’s future annual minimum lease payments a of September 30, 2018 years are as follows:

Remainder of 2018	$282,105
2019	1,011,420
2020	847,620
2021	4,425
Total minimum payments	$2,145,570

Rent expense charged to operations was $709,997 and $598,175 for the nine-month periods ended September 30, 2018 and 2017, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and potentially commercializing innovative oncology therapeutics that target difficult to treat cancers. We are currently building out our commercial infrastructure and are actively involved in a broad range of pre-launch activities in preparation for potential launch of our first product, ELZONRIS, in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. In parallel, we are evaluating ELZONRIS in clinical trials in additional oncology indications. We are also assessing our other clinical stage candidates, SL-801 and SL-701, in patients with certain additional malignancies.

ELZONRIS

ELZONRIS is a novel targeted therapy directed to the interleukin-3 receptor-α, or CD123, a target present on a wide range of malignancies and some autoimmune disorders. ELZONRIS has successfully completed a pivotal Phase 2 trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN, an indication for which ELZONRIS has received Breakthrough Therapy designation, or BTD, from the U.S. Food and Drug Administration, or FDA. On August 13, 2018, we announced that the FDA had accepted, for filing, the Company’s Biologics License Application, or BLA. The FDA also granted Priority Review for the BLA and set a target action date of February 21, 2019, under the Prescription Drug User Fee Act, or PDUFA.

ELZONRIS — Breakthrough Therapy Designation and Orphan Drug Designation

ELZONRIS was granted BTD by the FDA, for the treatment of patients with BPDCN in August 2016. The FDA granted Orphan Drug designation, or ODD, to ELZONRIS for the treatment of acute myeloid leukemia, or AML, in February 2011 and for BPDCN in June 2013. The European Medicines Agency, or EMA, granted ODD to ELZONRIS for the treatment of AML in October 2015 and for BPDCN in November 2015.

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

Stage 3 of this trial was designed to provide the pivotal, confirmatory evidence of efficacy of ELZONRIS in BPDCN. In Stage 3, 13 treatment-naive BPDCN patients were enrolled and received ELZONRIS at 12 mcg/kg/day. Stage 3 met its primary endpoint, with a CR + CRc rate of 54% (7/13) (95% confidence interval: 25.1, 80.8). Across all 3 Stages of the trial, in treatment-naïve BPDCN patients who received ELZONRIS at 12 mcg/kg/day, the overall response rate, or ORR, was 90% (26/29). In these patients, the CR + CRc rate was 72% (21/29) with a median duration of CR + CRc not met (range: 1.5 to 27.9+ [ongoing] months) (CR=complete response; CRc = clinical complete response: absence of gross disease with minimal residual skin abnormality). 45% (13/29) of these patients were bridged to stem cell transplant, or SCT, following remission on ELZONRIS. There was a 69% (9/13) ORR in relapsed/refractory BPDCN patients.

The most common treatment-related adverse events, or TRAEs, across BPDCN and other clinical trials (acute myeloid leukemia, or AML, myeloproliferative neoplasms, or MPN, and multiple myeloma) with ELZONRIS at 12 mcg/kg/day (n=148) were alanine aminotransferase increase (44%), aspartate aminotransferase increase (44%), hypoalbuminemia (44%), thrombocytopenia (26%), and nausea (26%). Capillary leak syndrome, or CLS, occurred in 17% of patients, all grades, and was grade 5 in 0.7% (1/148) of patients across all trial indications at 12 mcg/kg/day and 1.6% (3/182) of all patients across all trial indications at all doses.

The median overall survival, or OS, of treatment-naïve BPDCN patients who received ELZONRIS at 12 mcg/kg/day across all 3 stages of the trial was not reached, with median follow-up of 13.8 months (range: 0.2 to 37.4+ [ongoing] months).

On August 13, 2018, we announced that the FDA had accepted, for filing, the Company’s BLA. The FDA also granted Priority Review for the BLA and set a target action date of February 21, 2019, under the PDUFA. Accordingly, pre-launch activities are underway in preparation for potential commercialization, should ELZONRIS be approved.

Additionally, based on interactions with our Rapporteurs and the European Medicines Agency, or EMA, we plan to submit a Market Authorization Application, or MAA, to the EMA in the first quarter of 2019.

ELZONRIS trial results in BPDCN were selected for oral presentation at the upcoming American Society of Hematology, or ASH, conference in December 2018.

ELZONRIS — Additional Clinical Development

We are also conducting additional clinical development activities with ELZONRIS including in Phase 1/2 clinical trials of patients with chronic myelomonocytic leukemia, or CMML, patients with myelofibrosis, or MF, and patients with other indications.

Chronic Myelomonocytic Leukemia (CMML)

At the 2018 EHA Annual Congress in June 2018, we reported Phase 1/2 data from 16 patients with relapsed/refractory CMML who received ELZONRIS in Stage 1 (lead-in, dose escalation stage) and Stage 2 (expansion stage). Stage 1 has completed enrollment, and Stage 2 is ongoing, with patient enrollment and follow up continuing. In Stage 1, ELZONRIS at 12 mcg/kg/day for 3 days every 3-6 weeks was the highest tested dose for CMML, and a maximum tolerated dose, or MTD, was not reached. In Stage 2, patients received ELZONRIS at 12 mcg/kg/day for 3 days every 3-6 weeks.

Median age was 69.5 years (range: 43-80); 75% were male. 50% (8/16) of patients had baseline splenomegaly by physical examination (measured in centimeters that spleen was palpable below the left costal margin). In relapsed/refractory CMML patients, the most common TRAEs included hypoalbuminemia and nausea (each 38%), vomiting (31%), fatigue, edema peripheral, and thrombocytopenia (each 25%). Capillary leak syndrome was reported in 19% (3/16) of patients; all three cases were grade 2. The most common TRAEs, grade 3+, included thrombocytopenia (25%) and nausea (6%).

ELZONRIS monotherapy demonstrated bone marrow CRs and improvements in splenomegaly in patients with relapsed/refractory CMML. 100% (8/8) of evaluable patients with baseline splenomegaly, by physical examination, had a spleen response: 75% (6/8) of these patients had splenomegaly reductions by at least 50%, and 60% (3/5) of these patients with baseline splenomegaly of 5 cm or more below the left costal margin had splenomegaly reductions of at least 50%. In addition, two patients had bone marrow CRs.

Based on the results observed in this trial thus far and the unmet medical need in relapsed/refractory CMML, we are finalizing formulation of a registrationally-directed trial (or cohort) in an effort to support a potential regulatory filing. We expect to provide further updates around these plans later this year and on into early next year in an effort to initiate this trial/cohort in the second half of 2019. Ahead of this, the current ongoing trial will continue to enroll patients and periodic updates at upcoming conferences will be provided.

Updated clinical trial results were selected for presentation at the upcoming ASH conference in December 2018.

Factors that may impact next steps include enrollment trends, safety and efficacy results, regulatory pathways, commercial landscape, and other medical, business, and practical considerations.

Myelofibrosis (MF)

At the 2018 EHA Annual Congress in June 2018, we reported Phase 1/2 data from 15 patients with relapsed/refractory MF who received ELZONRIS in Stage 1 (lead-in, dose escalation stage) and Stage 2 (expansion stage). Stage 1 has completed enrollment, and Stage 2 is ongoing, with patient enrollment and follow up continuing. In Stage 1, ELZONRIS at 12 mcg/kg/day was the highest tested dose for MF, and a MTD was not reached. In Stage 2, patients received ELZONRIS at 12 mcg/kg/day for 3 days every 3-6 weeks. Median age was 69 years (range: 55-81); 67% were female. 80% (12/15) of patients had baseline splenomegaly by physical examination (measured by spleen that is palpable >5 cm below costal margin). In Stage 1, no dose limiting toxicities, or DLT, were identified and a MTD was not reached. The most common TRAEs in Stages 1 and 2 of patients with relapsed/refractory MF included hypoalbuminemia and thrombocytopenia (each 27%), and alanine aminotransferase increase, anemia, dizziness, fatigue, headache, and nausea (each 20%). The most common TRAEs, grade 3+, included anemia (20%) and thrombocytopenia and fatigue (each 7%). There was also one case of capillary leak syndrome which was grade 3.

ELZONRIS monotherapy demonstrated improvements in splenomegaly in patients with relapsed/refractory MF. 50% (6/12) of evaluable patients with baseline spleen size >5 cm palpable by physical exam below the left costal margin experienced a reduction in splenomegaly: 33% (4/12) of patients had splenomegaly reduction by at least 33% and 25% (3/12) had splenomegaly reductions by at least 35%.

Based on the results observed in the trial thus far, the next steps for the program are being evaluated. These steps could include single agent, combination, and registration-directed trials in patients with relapsed/refractory MF.

We expect to provide further updates around these plans later this year and on into early next year in an effort to initiate this trial/cohort by the first half of 2020, if not earlier. Ahead of this, the current ongoing trial will continue to enroll patients and periodic updates at upcoming conferences will be provided.

Updated clinical trial results were selected for presentation at the upcoming ASH conference in December 2018.

Factors that may impact these next steps include enrollment trends, safety and efficacy results, regulatory pathways, commercial landscape, and other medical, business, and practical considerations.

ELZONRIS —Outside of Oncology

In addition to oncology opportunities, there may also be utility for CD123-targeted agents in various autoimmune diseases, such as scleroderma and cutaneous lupus, in which the CD123-expressing plasmacytoid dendritic cell, or pDC, the cell of origin of BPDCN, may play a role. With this in mind, we are currently conducting experiments in this area.

In June 2018, we presented preclinical data at the 2018 Annual European Congress of Rheumatology, or EULAR, in Amsterdam, Netherlands on ELZONRIS in the autoimmune disorder systemic sclerosis, or SSc. The data showed ELZONRIS is cytotoxic against CD123+ pDCs from SSc patients. Concurrent with pDC depletion, a reduction in secreted interferon-alpha and IL-6, two pro-inflammatory cytokines, was observed in cell culture supernatant. These data suggest depletion of pDCs or attenuation of pDC function may represent a novel approach to treating patients with SSc and other autoimmune diseases.

Research in these areas is ongoing.

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

In October 2018, we presented an update on the ongoing SL-801 Phase 1 trial at the European Society of Medical Oncology, or ESMO, annual meeting in Munich, Germany. Forty-two patients with advanced solid tumors received SL-801 at escalating doses. Median age was 64 years (range: 39-83); 52% were female. The trial has largely enrolled a heavily pretreated patient population (72% of patients were third-line or greater), with a wide spectrum of tumor types, including gastrointestinal, breast, lung, neuroendocrine, ovarian, and others. No MTD has yet been identified. The most common TRAEs, through ten cohorts, included nausea (64%), vomiting (48%), fatigue (38%), diarrhea (24%), and decreased appetite (24%). The most common TRAEs, grade 3, were nausea (7%), diarrhea (5%), fatigue (5%), and vomiting (2%). There was also one grade 3 TRAE of hypophosphatemia and one grade 3 TRAE of neutropenia.

Through ten cohorts, stable disease was achieved in 29% (12/42) of patients. One patient with a heavily pretreated neuroendocrine tumor had a 20% tumor shrinkage. Preliminary pharmacokinetic analyses suggest that increases in exposure may be dose-dependent. An ideal therapeutic dose has not yet been determined and dose escalation is ongoing (currently at a dose of 65 mg/day). Periodic trial updates at upcoming conferences will be provided.

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

In October 2018, data from the trial were selected for oral presentation at the ESMO annual meeting in Munich, Germany. The trial consisted of 2 stages: Stage 1 and Stage 2. Stage 1 enrolled 46 patients and administered SL-701 as a single agent, with the immunostimulants GM-CSF and Imiquimod. Stage 2 enrolled 28 patients and administered SL-701 in combination with bevacizumab, and the immunostimulant poly-ICLC. SL-701 was generally well-tolerated. The most common TRAEs, were fatigue (22%) and injection site reaction (18%). The only grade 3+ TRAE was fatigue (3%).

In Stage 1, one patient had a partial response, or PR, of 18+ month duration (ongoing), and there were 15 SDs, 6 of which were at least 5 months duration (range: 5 to 28+ months, ongoing). In Stage 2, two patients achieved CR and 2 patients had PRs, for an ORR of 14% (6/28). In Stage 2, the median overall survival, or OS, was 11.7 months with a 50% 12-month OS rate including some long-term (>12 month) survivors. Long-term survivors in Stage 2 were comprised largely of patients who generated target-specific CD8+ T-cell responses, as determined by ex vivo assay of blood samples, suggesting that immunocompetent patients, in particular, may benefit from this treatment.

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

Financings

We have devoted substantially all of our resources to develop our product candidates, manufacture our product candidates, prepare for commercialization, build our intellectual property portfolio, execute our business plan, raise capital, and provide general and administrative support for these operations. We have generated minimal income to date, have not generated any income from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through September 30, 2018, we have received net proceeds of $278.3 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock, $0.9 million from the issuance of convertible debt and $0.4 million from the exercise of our warrants. The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013. For the three month and nine month periods ended September 30, 2018, the Company received net proceeds of $0 and $8.3 million from an At-the-Market, or ATM, offering, selling 442,579 shares at an average price of $19.24 per share, respectively.

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

During January 2018, our warrant holders elected to exercise warrants to purchase 99,529 shares of our common stock whereby we received approximately $0.4 million in connection with this exercise. A portion of these transactions were processed via cashless exercises. As of September 30, 2018, there are no warrants outstanding.

We have never been profitable and our net loss from operations for the nine months ended September 30, 2018 and 2017 was $58.4 million and $46.1 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We will need to generate significant income to achieve profitability and we may never do so.

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 14: Commitments and Contingencies for more information on legal proceedings.

Financial Operations Overview

Income

We have not generated any income from product sales and we have generated minimal income to date, all relating to a $3.5 million research funding from the Leukemia and Lymphoma Society, or LLS. As of September 30, 2018, we have fully recognized the $3.5 million in income from the LLS. In the future, we may generate income from product sales, contingent on marketing approval for one of our product candidates and market acceptance of that product. In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of income.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future income, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ELZONRIS	$6,535,544	$8,688,996	$21,185,040	$22,550,187
SL-801	772,709	714,725	2,339,038	1,889,133
SL-701	(5,168)	25,564	376,459	843,009
Personnel expenses	3,649,360	2,610,195	9,799,646	7,132,368
Other expenses	805,580	378,172	1,949,964	1,102,309
Total	$11,758,025	$12,417,652	$35,650,147	$33,517,006

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation expense, and pre-launch expenses to support a potential commercialization of ELZONRIS in BPDCN, if marketing approval from the FDA is received. The primary functions included in our general and administrative expenses are commercial operations, legal, finance, human resources, investor relations, and business development. Other general and administrative expenses include facility costs, insurance expense and professional fees for legal, business development, consulting and accounting services.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies during the nine months ended September 30, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing income. This guidance includes the required steps to achieve the core principle that an entity should recognize income to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016. We adopted this guidance on January 1, 2018 using the full retrospective method. The accounting standard had no impact to the financial position, results of operations or cash flows since we have no contracts with customers. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

As noted in Note 11 to the Company’s Financial Statements, we have received grant income from LLS to fund our development program related to our’s preclinical and clinical product development activities. We have determined that LLS is not a customer as defined by Topic 606. We recognize grant income when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant income will be received based on our best estimates of work performed and qualifying costs incurred.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. The Company is incorporating this ASU into its assessment and adoption of ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2018-13 is not expected to have an impact on the Company’s financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in our interim financial statements in March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, result of operations, cash flows or stockholders’ equity.

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

For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. As noted in the 2017 Form 10-K, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the impact of tax reform. We have not made any additional measurement-period adjustments related to tax reform during the quarter ended September 30, 2018. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Research and development expense.  Research and development expense was $11.8 million for the quarter ended September 30, 2018, compared with $12.4 million for the quarter ended September 30, 2017.

General and administrative expense.  General and administrative expense was $9.6 million for the quarter ended September 30, 2018, compared with $4.2 million for the quarter ended September 30, 2017, representing an increase of $5.4 million. The increase in expense was primarily attributed to a $4.6 million increase in pre-launch expenses to support a potential commercialization of ELZONRIS in BPDCN, if marketing approval from the FDA is received. Additionally, the higher expense was also due to an increase of non-cash stock-based compensation expense and increased headcount. We expect commercial related expenses will continue to increase for the foreseeable future as we build out our commercial infrastructure for a potential BLA approval of ELZONRIS.

Interest income.  Interest income was $0.4 million for the quarter ended September 30, 2018, compared with $0.2 million, for the quarter ended September 30, 2017.

Comparison of Nine months Ended September 30, 2018 and 2017

Research and development expense.  Research and development expense was $35.7 million for the nine months ended September 30, 2018, compared with $33.5 million for the nine months ended September 30, 2017, representing an increase of $2.2 million. The higher costs are primarily driven by an increase in regulatory and manufacturing expenses to support our BLA filing for ELZONRIS. Additionally, we incurred higher compensation expense resulting from an increase in headcount to support the commercial launch and BLA filing for ELZRONIS.

General and administrative expense.  General and administrative expense was $24.2 million for the nine months ended September 30, 2018, compared with $14.0 million for the nine months ended September 30, 2017, representing an increase of $10.2 million. The increase in expense was primarily attributed to a $9.1 million increase in pre-launch expenses to support a potential commercialization of ELZONRIS in BPDCN, if marketing approval from the FDA is received. Additionally, the higher expense was also due to an increase of non-cash stock-based compensation expense partially due to an increase in headcount. We expect commercial related expenses will continue to increase for the foreseeable future as we build out our commercial infrastructure in front of a potential BLA approval for ELZONRIS.

Interest income.  Interest income was $1.0 million for the nine months ended September 30, 2018, compared with $0.5 million for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, our cash, cash equivalents and short and long-term investments totaled $78.5 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to fund our operations for at least the next two years, assuming an FDA approval is granted for marketing of ELZONRIS by the target action PDUFA date of February 21, 2019.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 initial public offering, or IPO, and subsequent follow-on public offerings. Since inception and through September 30, 2018, we received net proceeds of $278.3 million primarily from the public sale of common stock from our 2013 IPO, subsequent follow-on public offerings and an ATM offering. For the nine-month period ended September 30, 2018, we received net proceeds of $8.3 million from an ATM offering, selling 442,579 shares at an average price of $19.24 per share. On January 26, 2018, we completed a follow-on public offering, selling 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million.

To date, we have not generated any income from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months Ended September 30,
	2018	2017
Net cash used in operating activities	$(53,740,588)	$(35,894,434)
Net cash used in investing activities	(5,456,711)	(12,527,338)
Net cash provided by financing activities	66,079,942	48,371,064
Net increase (decrease) in cash and cash equivalents	$6,882,643	$(50,708)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the nine months ended September 30, 2018 and 2017 primarily resulted from research and development expenses as we continue our clinical trial activities relating to our clinical drug candidates. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates. Also, for the nine months ended September 30, 2018, the net cash used in operating activities also included pre-launch expenses in support of preparing for potential commercialization of ELZONRIS in BPDCN, if marketing approval from the FDA is received.

Investing activities.  The net cash used in financing activities for the nine months ended September 30, 2018 and 2017, respectively, reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the nine months ended September 30, 2018 resulted primarily from our January 2018 issuance and sale of 4,255,000 common shares via our follow-on public offering. We sold 3,700,000 shares at an offering price of $14 per share. The underwriters also exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million. Additionally, during the nine-month period ended September 30, 2018, we received net cash proceeds of $8.3 million from our ATM offering. We sold 442,579 shares at an average price of $19.24 per share via the ATM offering.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years, assuming an FDA approval is granted for marketing of ELZONRIS by the target action PDUFA date of February 21, 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborations with third-parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current product candidates. Our future capital requirements will depend on many factors, including:

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

Tax Loss Carryforwards

As of September 30, 2018, we had net operating losses of $187.1 million for federal and $190.9 million for state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $31.6 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037, except for net operating losses generated starting on January 1, 2018 and going forward, which have an unlimited life. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. At September 30, 2018, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $78.5 million as of September 30, 2018 and $79.9 million as of September 30, 2017, consisting of cash, U.S. Treasury and Agency securities, Treasury-related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in fair market value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2018 and September 30, 2017, all of our liabilities were denominated in our functional currency.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A                           Risk Factors.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our clinical drug candidates, which we plan to advance through clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval for, and commercialize these product candidates, which may never occur. We currently generate no income from our product candidates, and we may never be able to develop or commercialize a marketable drug.

Before we generate any income from product sales in the United States or elsewhere, we must complete preclinical and clinical development of one or more of our product candidates, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA (or foreign equivalent), qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practices, or CGMPs, submit a marketing application (e.g., Biologics License Application, or BLA (or foreign equivalent), or New Drug Application, or NDA (or foreign equivalent)), receive regulatory approval from the FDA or a foreign regulatory agency, build a commercial organization, make substantial investments, and undertake significant marketing efforts ourselves or in partnership with others to ensure compliant marketing and market acceptance of any products we commercialize. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

We have submitted a complete BLA for ELZONRIS to the FDA, which the FDA accepted in August 2018. The FDA granted Priority Review for the BLA and has set a target action date of February 21, 2019, under the Prescription Drug User Fee Act, or PDUFA. Other than to the FDA, at this time we have not submitted a similar market approval application to a comparable foreign authority, for any of our product candidates. We cannot be certain that any further BLAs or NDAs will be filed within a specified period of time, or that any BLA or NDA or similar foreign marketing application will allow us to obtain or maintain marketing approval. In addition, any marketing approval we may obtain may be for uses more limited than we expect or include contraindications or risk measures that limit market acceptance of the product subject to the marketing approval. We also cannot be certain that any of our product candidates will be successful in clinical trials or that the clinical trials or data will support filing any further BLAs or NDAs in the U.S., or similar foreign marketing applications elsewhere. We also cannot be certain that any of our product candidates will receive regulatory approval for trial initiation. Further, the FDA, an independent review committee, or IRC, or an oncologic drugs advisory committee, or ODAC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval.

If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our income will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our income will be dependent, in part, upon the market acceptance of our products once approved, as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we plan to target are not as significant as we estimate, we may not generate significant income from sales of such products, if approved.

We do not have the resources to conduct and directly oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, or CROs, CMOs, vendors and other service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by us may negatively impact our product development programs, including but not limited to program delays or preventing approval of our product candidates. We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval can be similar in other countries, to obtain separate regulatory review and approval in many other countries, we must comply with the numerous and varying regulatory requirements of such countries, including those regarding safety and efficacy, clinical trials, manufacturing, post-marketing commitments, and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

If the incidence and/or prevalence of diseases, or disease areas, we are targeting for development and/or commercialization, and further growth, are low, including lower than our estimates or estimates of third-parties, this could significantly delay patient enrollment in our ongoing or future clinical trials and/or could negatively impact commercial revenue. The true incidence and/or prevalence as well as market potential can be difficult to determine, ahead of commercial launch, for certain rare diseases, such as BPDCN, for which there had been limited epidemiologic and published data, and databases, and no previous drug approvals and no prior product revenue data. Additionally, due to the unfamiliarity and/or rarity of certain diseases, such as BPDCN, health care providers may not be aware and/or may misdiagnose or underdiagnose such diseases leading to low trial enrollment and/or product revenue. Our disease awareness campaign, intended to raise awareness of the disease and increase patient identification, could fail to do so for many reasons. At this time, we have no way of assuring the accuracy of any incidence/prevalence or revenue numbers, or the chances for revenue growth into related areas, thus if these are low, despite expectations to the contrary, this will negatively impact our revenue and future prospects for the company.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take a substantial amount of time to complete. Its outcome is inherently uncertain. In addition, failure can occur at any time during clinical development, including after significant resources have been invested. We cannot predict whether we will encounter challenges with any of our clinical trials that will cause us, or regulatory authorities, to delay, suspend or terminate current or future trials.

Clinical trials can be delayed or halted for many reasons, including but not limited to:

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

•                  safety issues, including serious adverse events associated with our product candidates and patient exposure to unacceptable health risks;

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

•                  differing interpretations of data by the FDA or similar foreign regulatory agencies; or

•                  the FDA, or similar regulatory body, may not agree with the endpoints we select or the interpretation of the results related to the endpoints in the evaluation of our product candidates, thereby refusing to approve our product candidates for marketing approval.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the Institutional Review Board, or IRB, where such trial is being conducted, by a Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, regulatory violations identified during an inspection of the clinical trial operations or trial site, imposition of a clinical hold by the FDA or other regulatory authorities, study subject safety concerns, adverse events or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we have observed serious adverse events, including deaths, from or relating to capillary leak syndrome, or CLS, with ELZONRIS. The occurrence of these and other adverse events could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market, and sell any or all of our product candidates for one or more indications.

We intend to have ongoing interactions with the FDA regarding our product candidates, including our ELZONRIS Phase 2 pivotal trial in patients with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. If the FDA reviews these data and determines additional data are needed to support regulatory approval in BPDCN, or that the data will not support regulatory approval in BPDCN, this could delay or halt our clinical trials or commercialization plans for ELZONRIS or our other product candidates, including requiring us to enroll additional cohorts or conduct additional clinical trials.

We have also advanced SL-801 into a Phase 1 clinical trial. There are unknown risks for SL-801, including with respect to dosing, administration, pharmacokinetics, bioavailability, safety and efficacy, that we expect we will learn about during clinical development which could halt or delay this development program and/or alter our current strategy for the development of this product candidate.

We may not have the necessary expertise or capabilities, including adequate staffing, to successfully manage the execution and completion of any of our clinical trials, prepare clinical study reports and marketing authorization applications, and ultimately obtain marketing approval for our product candidates in a timely manner, or at all.

In any clinical trial of a product candidate, the results of such trial may not be adequate to support submission of a marketing application or marketing approval. Because our product candidates are intended for use in life-threatening diseases, in many cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single clinical trial, which may be open-label and single-group in nature. As a result, these trials may receive enhanced scrutiny from the FDA. For any such trial, if the FDA disagrees with our choice or definition of primary endpoint, or the results for the primary endpoint are not robust or significant or clinically beneficial enough, including relative to a control or historical data, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. In addition, the results of any such intended pivotal trial may be subject to confounding factors, or may not be adequately supported by other study endpoints, possibly including overall survival, or OS, overall response rate, or ORR, rate of complete response, or CR, rate of clinical complete response, or CRc, and/or response duration, in which case the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. The FDA may also require the completion of additional clinical trials before, or as a condition for, approving our product candidates.

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

Reports of adverse events or other safety concerns involving our clinical drug candidates could interrupt, delay or halt our clinical trials. For example, CLS is a known, sometimes fatal, and well-documented side effect of ELZONRIS. Reports of additional CLS cases, or other adverse events or other safety concerns involving ELZONRIS or our other product candidates, could result in clinical trial delays including regulatory authorities placing trials on clinical hold or denying or withdrawing approval for trials of any or all indications. Furthermore, patients receiving ELZONRIS or our other product candidates with co-morbid diseases and/or indications not previously well-studied may experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving ELZONRIS or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, could require redesign of study protocols and conduct of additional trials, could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and clinical trials, including early stage and late stage, and investigator-sponsored clinical trials, of product candidates may not be predictive of the results of subsequent later stage clinical trials, including corporate sponsored trials. Product candidates in later stage or larger clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials, including canceling clinical development programs, due to adverse safety profiles or lack of efficacy, notwithstanding results in earlier studies. Similarly, our clinical trials may not be successful for these or other reasons. For example, Stage 3 results from the Phase 2 pivotal trial of ELZONRIS in BPDCN may not corroborate the earlier Stage 1 and 2 results and/or may not be adequate for marketing approval for any number of reasons, including safety results, efficacy results, choice and definition of endpoints, and regulatory hurdles for success, as well as chemistry, manufacturing and controls, or CMC data, clinical pharmacology data, bioanalytical data, immunogenicity data, non-clinical data, and data from other areas.

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and later stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for later stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

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

•                  We are developing SL-701 as an injection administered under the skin, or subcutaneously, in our trials. Two previous investigator-sponsored trials of an earlier version of SL-701 used this method of delivery. Another previous investigator-sponsored trial of an earlier version of SL-701 used a different method of delivery, in which dendritic cells, which are a type of immune cell, were removed from the patient, exposed to immunogenic peptides, and then re-injected into or near a lymph node of the patient (intra/peri-nodally). Our plan continues with the subcutaneous injection method used in two of the previous studies and represents a change from one of the other previous studies.

•                  We manufactured and formulated SL-701 as a mixture of IL-13Ra2 mutant peptide, EphA2 peptide, a new survivin mutant peptide, and a tetanus toxoid peptide. An earlier version of this immunotherapy, which included IL-13Ra2 mutant and EphA2 peptides, was mixed with additional peptides in previous studies, including a different survivin peptide in some studies.

•                  In the initial stage of our SL-701 corporate-sponsored trial, we used granulocyte-macrophage-colony-stimulating factor, or GM-CSF, and imiquimod as the immunostimulants. In the second stage of our SL-701 trial, we used poly-ICLC as the immunostimulant, which was the immunostimulant used, along with an earlier version of SL-701, in the previous investigator-sponsored study but is not currently commercially available. If the poly-ICLC regimen is found to be superior, it would require successful approval and commercialization of poly-ICLC in addition to SL-701 to support product launch, which would entail a more complicated regulatory and commercialization strategy than required for a single product launch.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities which could include the prerequisite of an advisory panel, e.g. ODAC, review. In addition, approval policies, regulations, or the type and amount of preclinical, CMC, clinical pharmacology, and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical, CMC, clinical pharmacology, bioanalytical, immunogenicity or clinical studies to generate additional data required to support the submission of an Investigational New Drug application, or IND, or a BLA or an NDA to the FDA or equivalent applications to comparable foreign authorities. An inadequacy in any of these areas, or a lack of personnel, financial resources or performance, including by third parties, could result in a delayed or unsuccessful regulatory filing. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

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

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data or the study design or execution of preclinical studies or clinical trials;

•                  the FDA or comparable foreign regulatory authorities may not accept our definition, or criteria, for the primary endpoint and/or other endpoints for evaluation of efficacy and clinical benefit to patients and may withhold marketing approval, despite meeting the primary endpoint of the trial;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;

•                  we may fail to secure an appropriate right of reference to the data from preclinical studies or clinical trials of our product candidates that we did not conduct or sponsor;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we currently contract for clinical supplies and plan to contract for commercial supplies;

•                  the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics we develop; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy and costly review process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates that we may advance into and through clinical trials, which would significantly harm our business.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing commitments, including additional clinical trials, observation studies, and/or pregnancy registries which could impact market adoption and acceptance and exceed commercialization budgets. Regulatory authorities may also approve a product candidate with a label that includes labeling claims that may be undesirable for the successful commercialization of that product candidate, including product contraindications, warnings or precautions, the need for inpatient versus outpatient administration, or limitations on the administration schedule such as the number of infusions or cycles. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates or obtain satisfactory reimbursement or coverage for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country and the reimbursement may be suboptimal. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Although there is a general consensus that some cancer cells have tumor-initiating capacities, there also is some debate in the scientific community regarding the defining characteristics and the origin of these cells. Some believe that normal adult stem cells transform into CSCs. Others believe that non-CSC can transform into CSCs and, therefore, a definitive CSC cannot be readily isolated or targeted. In addition, some believe that targeting CSCs should be sufficient for a positive clinical outcome, while others believe that, at times or always, targeting CSCs should be coupled with targeting tumor bulk for a positive clinical outcome.

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

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and regulatory interactions for all our clinical stage drug candidates, another key element of our strategy is to identify and test additional compounds. A portion of the preclinical research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the preclinical testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Even if our research programs may initially show promise in identifying potential product candidates, they may fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•                  the research methodology used may not be successful in identifying potential product candidates;

•                  competitors may develop alternatives that render our product candidates obsolete;

•                  a product candidate may, on further study, be shown to have harmful effects, to have other characteristics that indicate it is unlikely to be safe and effective, or to otherwise not meet applicable regulatory criteria;

•                  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•                  a product candidate may not be accepted as safe and effective by regulatory authorities, patients, the medical community or third-party payors.

If we are unable to identify suitable compounds for preclinical and clinical development, we may not have any product income, or any product income we may have may not be sufficient, which could result in significant harm to our financial position and adversely impact our stock price.

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

Any regulatory approvals that we or our potential strategic partners may receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, may contain product contraindications, warnings, or precautions that limit use of our product candidates or may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of our product candidates. In addition, if the FDA approves any of our product candidates, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory compliance requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs for commercial manufacturing and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, if any of our products were to become eligible for payment under certain U.S. federal healthcare programs, we would likely be subject to the Federal Physician Payment Sunshine Act reporting requirements and compliance with state marketing disclosure laws may also attach in certain jurisdictions. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have incurred net losses from operations from our inception through September 30, 2018 of approximately $274.1 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any income from product sales. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and potential commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2018, will be sufficient to fund our operations and our capital expenditures for at least the next two years, assuming an FDA approval is granted for marketing of ELZONRIS by the target action PDUFA date of February 21, 2019. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our clinical drug candidates that we have in-licensed, we will lose our rights to develop and commercialize those clinical drug candidates.

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

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates. We have expended and believe that we will continue to expend substantial resources for the development of our clinical drug candidates and may expend additional resources on other product candidates and drug discovery and acquisition efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, applying for regulatory approvals, commercializing any products that might receive approval for sale, and costs associated with operating as a public company.

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

•                  the cost associated with securing and establishing commercialization and manufacturing capabilities for our product candidates and any products for which we might receive regulatory approval;

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

•                  satisfy our obligations under our licensing agreement and other agreements; and

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our competitors may succeed in developing competing products before we do for the same indications we are pursuing, obtaining regulatory approval or gaining acceptance for products or for the same markets that we plan to target. If we are not “first to market” with one of our product candidates, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and successfully market that product candidate as a competitor.

Even if we are “first to market” with one or more of our product candidates, a competitor could develop an alternative therapy for our approved indication(s) that demonstrates a superior efficacy and/or safety profile relative to our approved product(s).

We expect any product candidate that we are able to commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics with which we may potentially compete including Astellas Pharma U.S., Inc., Bionomics Limited, Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), OncoMed Pharmaceuticals, Inc., Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, Stemcentrx, Inc. (an AbbVie company), Sumitomo Dainippon Pharma Co. Ltd., Verastem, Inc., and others. Additionally, there are a number of companies working to develop new treatments, which may compete with ELZONRIS and SL-801, including AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals (now a Jazz Pharmaceuticals company), Celgene Corporation, Cellectis, CTI BioPharma, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genmab, Genzyme Corporation (now a Sanofi company), Humanigen, Inc., Immunogen, Incyte Corporation, Impact Biomedicines (now a Celgene company), Janssen Pharmaceutical Companies of Johnson & Johnson, Karyopharm Therapeutics, Inc., Kura Oncology, Inc., MustangBio, Inc., Novartis AG, Seattle Genetics, Inc., Sunesis Pharmaceuticals, Inc., and Xencor, among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG, and others.

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

•                  attract qualified scientific, medical, sales, marketing, and commercial personnel;

•                  obtain patent and/or other intellectual property protections for our processes and product candidates;

•                  obtain required regulatory approvals; and

•                  collaborate with others in the design, development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against our competitors, our business will not grow and our financial condition and operations will suffer.

If we fail to attract and keep senior management and key scientific and marketing personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of November 8, 2018, we had 80 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may also be engaged with companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As we seek to advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third-parties to provide these capabilities for us. As our operations expand, we expect that we will need to identify, commence and manage additional relationships with various strategic partners, qualified suppliers, manufacturers and other third-parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative, sales, and marketing personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization. We may not be able to accomplish these tasks, or to accomplish them in a timely fashion, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Risks Related to Commercialization of Our Product Candidates

If we are unable to establish or implement our own sales, marketing, and distribution capabilities in a timely manner, or are unable to enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing our product candidates.

Should we receive regulatory approval of any product candidates, we would be opportunistic in seeking to build our own commercial infrastructure to commercialize such product candidates and potentially enter into contract research, contract sales, licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

To develop internal sales, distribution and marketing capabilities, we would have to invest significant amounts of financial and management resources, some of which would be committed prior to knowing that our clinical drug candidates were approved. For product candidates for which we decide to perform sales, marketing, and distribution functions ourselves, we could face a number of additional risks, including:

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

•                  unforeseen costs and expenses associated with creating an internal sales and marketing organization;

•                  our inability to build our own manufacturing and commercial infrastructures to manufacture, market and sell our product candidates;

•                  our inability to build and staff, or enter into a partnership to support, a commercial distribution organization; and

•                  the addressable market for our product candidates may result in unsatisfactory income.

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of product candidates for which we might receive marketing approval. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting income or the profitability from this income is likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. Should we commercialize our product candidates on our own and build our own sales and marketing organization, to do so, there is also a risk that our employees may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. The sale of drug products is subject to numerous regulatory and legal restrictions on promotional statements that may be made regarding a product’s benefits and risks, in addition to certain restrictions and limitations on interactions with healthcare professionals. If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates.

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

•                  the requirement for in-patient versus out-patient administration;

•                  the prevalence and severity of adverse events and side effects; and

•                  the effectiveness of our sales and marketing efforts.

In addition, we must be able to successfully identify patient populations with sufficient numbers in order to successfully commercialize our products. There can be no guarantee that any of our programs will be effective at identifying target patient populations and the number of patients the markets in which may receive marketing approval (e.g., in the United States, Europe and elsewhere) may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, all of which would adversely affect the results of our operations and our business.

If our approved drugs failed to achieve market acceptance, we would not be able to generate significant income. In addition, there are no guarantees that any approved product will be effective, or gain market acceptance, if we were to obtain approval for additional indications.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable.” The FDA defines an interchangeable biosimilar as a product that (1) can be expected to produce the same clinical result as the reference product in any given patient and (2), where the product is administered more than once, in terms of safety or diminished efficacy, presents no greater risk when switching between the biosimilar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years after, and approval by the FDA cannot be made effective until 12 years after, the date of the first licensure of the reference product was approved under a BLA. The law is complex and is only beginning to be interpreted by the FDA and the courts. For example, in June 2017, the United States Supreme Court, in Sandoz, Inc. v. Amgen Inc., issued an opinion potentially impacting the previously understood effective market exclusivity period. As a result of its relatively recent passage and implementation, the BPCIA’s ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

In addition, we have relied on contractual arrangements with academic institutions and investigators that provide us certain information rights with respect to the completed investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the completed trials. If these obligations are breached by the investigators or institutions, or if the data prove to be inadequate, then our ability to conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with our interpretation of the adequacy of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data relating to our planned trials and/or may not accept such additional data as adequate for our regulatory filings.

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

We may seek to enter into strategic partnerships in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of our products in territories outside the United States. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort, and/or third-parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product were disappointing.

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

We rely on third-party manufacturers to produce and supply our clinical and preclinical product candidates and we intend to rely on third-party manufacturers to produce commercial supplies of any approved products. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to initiate or complete our clinical trials, commercialize our products or continue to sell any products we might commercialize.

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

We also expect to rely upon third-parties to produce drug substance and drug product required for the clinical trials and commercialization, if applicable, of our other product candidates currently in preclinical development. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them, if eventually approved. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of any product candidates for which we may receive regulatory approval. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to CGMP and similar standards for products manufactured for non-U.S. markets. Any failure by our third-party manufacturers to comply with CGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals previously granted to us and for other regulatory action, which could result in recall, seizure, fines, the imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we use to manufacture and test our drugs. Such suppliers may not sell these materials to our third-party manufacturers at the times we need them or on commercially reasonable terms. We do not have control over the process or timing of the acquisition of these materials by our third-party manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for a clinical trial, including an ongoing clinical trial, due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our third-party manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate income from the sale of our product candidates.

We are working with our third-party manufacturers to optimize the manufacturing processes for drug substance and drug product of our product candidates so that these product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and ultimate commercialization of any products that might be approved. Our third-party manufacturers may not be able to control batch-to-batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our third-party manufacturers may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them.

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

Further, our future collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift, so that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators may adversely affect our business prospects and ability to earn income. In addition, we could have disputes with our future collaborators, on issues such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which might not be resolved in our favor.

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

Our executive officers, directors, and principal stockholders beneficially own shares representing approximately 33.0% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Date: November 8, 2018	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)