Form 10-K
period 2018-12-31
STEMLINE THERAPEUTICS INC
filed 2019-03-15
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $448,641,317 as of June 30, 2018, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 43,569,081 shares of the registrant’s common stock outstanding as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•                  the success and timing of our Marketing Authorization Application, or MAA, submission to the European Medicines Agency, or EMA;

•                  the success and timing of our clinical trials and preclinical studies for our product candidates, including site initiation, institutional review board approval, scientific review committee approval, patient accrual, safety, tolerability and efficacy data observed, and input from regulatory authorities, including the risk that the U.S. Food and Drug Administration, or FDA, EMA, or other ex-U.S. national drug authority, ultimately does not agree with our data, find our data supportive of approval, or approve any of our product candidates;

•                  the possibility that results of clinical trials are not predictive of safety and efficacy results of our products or product candidates in broader patient populations or of our products if approved

•                  our ability to successfully file and obtain timely marketing approval from the FDA or comparable foreign regulatory agency for one or more Biologics License Applications, or BLAs, or New Drug Applications, NDAs or comparable foreign marketing authorization submissions;

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

•                  our plans to develop and commercialize our product candidates, including, but not limited to delays in arranging satisfactory manufacturing capabilities and establishing commercial infrastructure for sale of our product candidates;

•                  product efficacy or safety concerns resulting in product recalls or regulatory action;

•                  the risk that estimates regarding the number of patients with the diseases that our products and product candidates may treat are inaccurate;

•                  our products not gaining acceptance among patients (and providers or third party payers) for certain indications (due to cost or otherwise);

•                  the risk that third party payors (including governmental agencies) will not reimburse for the use of ELZONRIS at acceptable rates or at all;

•                  our ability to maintain or increase sales of ELZONRISTM (tagraxofusp-erzs; SL-401);

•                  our ability to develop and commercialize our products;

•                  the adequacy of our pharmacovigilance and drug safety reporting processes;

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

i

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

•                  our available cash and investments;

•                  the accuracy of our estimates regarding expenses, future income or revenue, capital requirements and needs for additional financing;

•                  our ability to obtain additional funding;

•                  our ability to obtain and maintain intellectual property protection for our products and product candidates;

•                  delays, interruptions, or failures in the manufacture and supply of our products and product candidates;

•                  our ability to maintain the license agreements for our products and product candidates;

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

•                  the ability of our third-party manufacturers to manufacture and supply our products, gain access to products we plan to use in combination studies and the performance of, and reliance on, our third-party manufacturers and suppliers;

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

Item 1.  Business

Overview

We are a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing innovative oncology therapeutics. In December 2018, the U.S. Food and Drug Administration, or FDA, approved our first product, ELZONRISTM (tagraxofusp-erzs; SL-401), a targeted therapy directed to CD123, for the treatment of blastic plasmacytoid dendritic cell neoplasm, or BPDCN, in adults and in pediatric patients two years and older. ELZONRIS has been commercially available in the U.S. since the end of January 2019, and patients are currently being treated with ELZONRIS in the commercial setting.

ELZONRIS regulatory and commercial

ELZONRIS is a targeted therapy directed to the interleukin-3 receptor-a, or CD123. ELZONRIS was approved by the FDA in December 2018 for the treatment of BPDCN in adults and in pediatric patients, two years and older. ELZONRIS is the first drug ever approved for this indication, the first CD123-targeted agent approved, and is commercially available to patients with BPDCN in the U.S. ELZONRIS was granted Breakthrough Therapy Designation, or BTD, for the treatment of BPDCN in August 2016. ELZONRIS was granted Orphan Drug Designation, or ODD, in the U.S. for AML in February 2011 and BPDCN in June 2013 and granted ODD in Europe for AML in September 2015 and BPDCN in November 2015.

In November 2018, the European Medicines Agency, or EMA, granted accelerated assessment for the review of the marketing authorization application, or MAA, of ELZONRIS for the treatment of BPDCN. The MAA was submitted to, and validated by, the EMA in January 2019.

ELZONRIS additional clinical activities

We are also seeking to broaden the commercial potential of ELZONRIS, globally, through ongoing clinical trials in additional indications including chronic myelomonocytic leukemia, or CMML, and myelofibrosis, or MF, acute myeloid leukemia, or AML, as well as planned trials in other indications. Additional planned trials include BPDCN maintenance post-stem cell transplant and AML subsets that have the BPDCN diagnostic signature and/or are enriched for CD123 expression.

Additional pipeline candidates

Our other pipeline candidates include: SL-801, a novel oral small molecule reversible inhibitor of XPO1, which is currently in a Phase 1 trial of patients with advanced solid tumors and recent data were presented at the 2018 European Society of Medical Oncology, or ESMO, annual conference; SL-701, an immunotherapeutic, which has completed a Phase 2 trial in patients with second-line glioblastoma and recent data were presented at the 2018 Society for Neuro-Oncology, or SNO, annual conference; SL-901, an oral, small molecule kinase inhibitor, assessed in an abbreviated Phase 1 trial of patients with solid tumors in Europe, with a novel profile that could have potential in oncology and certain non-oncologic orphan diseases; and SL-1001, an oral, selective small molecule RET (rearranged during transfection) kinase inhibitor that has demonstrated potent, selective, preclinical anti-cancer activity in RET-driven tumor models.

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

Management

We are led by a team with extensive experience in the biopharmaceutical industry including:

•                  Ivan Bergstein, M.D. — Chairman, Chief Executive Officer and President. Dr. Bergstein is Chief Executive Officer and Founder of Stemline Therapeutics. Dr. Bergstein has managed the company’s evolution from early-stage research and development to the FDA approval of its lead product, ELZONRIS. Prior to founding Stemline, Dr. Bergstein was Medical Director of Access Oncology, Inc., a clinical stage oncology-focused biotechnology company where he was a key member of a small team responsible for the acquisition and development of the company’s clinical stage assets and ultimately the sale of the company to Keryx Biopharmaceuticals, Inc. (Nasdaq: KERX). He received a BA in mathematics from the University of Pennsylvania, was elected to the Pi Mu Epsilon National Mathematics Honor Society, and was captain of the varsity wrestling team. He then received an MD from the Mount Sinai School of Medicine where he was elected to the Alpha Omega Alpha Honor Medical Society, received the Merck Award for Clinical Excellence, and subsequently completed an internship in general surgery. He then became the Jerome A. Urban Post-Doctoral Research Fellow at the Cornell University Medical College where he studied and published work relating to Wnt genes in human breast cancer. He then completed an internal medicine residency and hematology-oncology fellowship at the New York Presbyterian Hospital — Weill Medical College of Cornell University where he studied and published work on gene therapy manipulations of the sonic hedgehog pathway.

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

•                  David Gionco — Vice President of Finance and Chief Accounting Officer. Mr. Gionco was previously Vice President, Chief Financial Officer and Chief Accounting Officer of Savient Pharmaceuticals, Inc. where he oversaw the finance function for the organization and was instrumental in helping to grow the company, raising over $350 million. Prior to this, Mr. Gionco held audit, corporate accounting, financial planning, finance and controller roles at companies including Merck & Co., Inc. (“Merck”) and, previously, Medco Health Solutions, Inc., which was acquired by Merck during his tenure. At Merck, Mr. Gionco held various financial and accounting positions of increasing responsibility. Mr. Gionco also held senior financial positions at Progenics Pharmaceuticals, Inc. (Nasdaq: PGNX) and Odyssey Pharmaceuticals, Inc. (a subsidiary of Pliva, Inc., now Teva Pharmaceutical Industries Ltd. (NYSE: TEVA)).  Mr. Gionco previously had seven (7) years of financial auditing experience with a major public accounting firm. Mr. Gionco holds a B.S. in Accounting from Fairleigh Dickinson University and an MBA in Finance from Rutgers University. Mr. Gionco is a Certified Public Accountant in the State of New York.

•                  Robert Francomano — Senior Vice President and Global Head of Commercial. Mr. Francomano joined Stemline Therapeutics in 2016 and is responsible for leading the transformation of the organization from a clinical-stage entity to one with a full commercial capability and infrastructure. Mr. Francomano brings more than 25 years of biopharmaceutical experience to Stemline, with the majority of time spent in the hematology/oncology therapeutic area. Prior to Stemline, Robert held several key roles of increasing responsibility within the oncology divisions of Baxalta, Pfizer, GlaxoSmithKline and AstraZeneca with workstreams that spanned the life cycle continuum from asset discovery through patent expiry. Mr. Francomano earned a bachelor’s degree in marketing/management from Siena College (NY) and an MBA from the University of Albany with a concentration in pharmaceutical/chemical studies.

Strategy

Our goal is to build a leading biopharmaceutical company focused on improving the lives of patients by developing and commercializing innovative therapeutics for difficult-to-treat cancers. The fundamental components of our business strategy to achieve this goal include the following:

•                  Commercialize ELZONRIS in the U.S. On December 21, 2018, the FDA granted approval of ELZONRIS for the treatment of BPDCN in adults and pediatric patients two years and older, in both treatment-naïve and previously-treated populations. ELZONRIS is the first treatment approved for BPDCN and the first approved CD123-targeted therapy. In an effort to optimize commercial success, we have invested and continue to invest in disease awareness and an infrastructure that includes sales professionals, marketing, medical affairs, and reimbursement specialists.

•                  Obtain approval and commercialize ELZONRIS in the E.U. Stemline submitted a Marketing Authorization Application, or MAA, in January 2019 to the European Medicines Agency, or EMA, seeking approval of ELZONRIS for the treatment of adult patients with BPDCN. The MAA was validated and is currently under review by the EMA. The MAA was granted accelerated assessment in November 2018 by the EMA. We are in the process of analyzing and planning to subsequently implement the medical and commercial infrastructure build-out in the region should ELZONRIS obtain approval.

•                  Assess ELZONRIS in additional indications. We are also assessing ELZONRIS as monotherapy in additional indications including in Phase 1/2 trials of patients with chronic myelomonocytic leukemia, or CMML, and myelofibrosis, or MF. ELZONRIS is also being assessed in Phase 1/2 trials of other indications including acute myeloid leukemia, or AML, and multiple myeloma, in combination with other therapies.

•                  Assess SL-801 in a variety of cancer types. We are assessing SL-801 in a Phase 1 trial of adult patients with advanced solid tumors. Patients are currently enrolling in this dose escalation study and we are assessing safety, including attempting to identify a recommended dose and administration schedule, as well as potential efficacy.

•                  Develop SL-701 in brain cancer. We have completed a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma multiforme, or GBM. Patients received SL-701 alone, or in combination with bevacizumab, with immunostimulants. Data are being analyzed and we expect to provide updates for the program later this year.

•                  Advance the rest of our pipeline, including SL-901 and SL-1001. We plan to manufacture and conduct IND-enabling studies for SL-901 and SL-1001 in an effort to conduct clinical trials.

ELZONRIS

Overview

ELZONRIS is a novel targeted therapy directed to the interleukin-3 receptor-a, or CD123, a target present on a wide range of malignancies as well as some autoimmune disorders. ELZONRIS has been approved by the FDA for the treatment of BPDCN in adults and in pediatric patients two years and older, in both treatment-naïve and previously-treated populations. ELZONRIS is the first treatment approved for BPDCN and the first approved CD123-targeted therapy. The ELZONRIS label contains a boxed warning for capillary leak syndrome, or CLS, which may be life-threatening or fatal. Physicians are advised to monitor for signs and symptoms of CLS and take actions as recommended in the full prescribing information.

BPDCN is an aggressive, orphan hematologic malignancy with historically poor outcomes. BPDCN may present with features similar to, and can be mistaken for, certain diseases including acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, acute lymphocytic leukemia, or ALL, myelodysplastic syndrome, or MDS, and chronic myelomonocytic leukemia, or CMML, as well as other malignancies with skin manifestations or non-malignant cutaneous conditions. BPDCN typically presents in the bone marrow and/or skin, and may also involve lymph nodes and viscera. The diagnosis of BPDCN is based on the immunophenotypic diagnostic triad of CD123, CD4, and CD56, as well as other markers including TCL-1.

ELZONRIS is designed to specifically target CD123. CD123 is highly expressed on BPDCN and is a key marker, as a part of a triad of markers, that enables proper diagnosis of BPDCN. Additionally, CD123 represents a potential target for therapeutic research in a variety of cancers beyond BPDCN as well as certain autoimmune disorders. CD123 has been associated with poor outcomes in AML.

ELZONRIS was granted Breakthrough Therapy Designation, or BTD, in by the FDA August 2016. ELZONRIS was granted Orphan Drug Designation, or ODD, by the FDA for BPDCN in June 2013 and AML in February 2011 and was granted ODD by the EMA for BPDCN in November 2015 and AML in September 2015. The ELZONRIS Biologics License Application, or BLA, was evaluated under Priority Review and approved by the FDA in December 2018, two months ahead of its Prescription Drug User Fee Act, or PDUFA, action date.

ELZONRIS for blastic plasmacytoid dendritic cell neoplasm (BPDCN)

ELZONRIS is the first treatment approved for BPDCN and the first approved CD123-targeted therapy.

BPDCN is an aggressive hematologic cancer that carries a poor prognosis. BPDCN had been previously classified as blastic NK cell lymphoma, agranular CD4+/CD56+ hematodermic neoplasm, and plasmacytoid dendritic cell cancer. In 2008, this disease was renamed BPDCN by the World Health Organization, or WHO, due to the realization of its derivation from plasmacytoid dendritic cells, or pDCs, which are specialized immune cells.

BPDCN is an aggressive malignancy that most commonly affects middle-aged and older patients and is approximately three times more common in men than women. This malignancy typically presents with skin lesions, as well as bone marrow involvement. BPDCN growth in the bone marrow results in decreased blood cell counts, which can lead to serious infections, fatigue, bleeding, and death. BPDCN has had historically poor outcomes and was considered an area of unmet medical need prior to the approval of ELZONRIS.

ELZONRIS mechanism of action

ELZONRIS is a novel targeted therapy directed to CD123. ELZONRIS is comprised of human IL-3 recombinantly fused to a truncated diphtheria toxin, or DT, payload engineered such that IL-3 replaces the native DT receptor-binding domain. In this way, the IL-3 domain of ELZONRIS directs the cytotoxic DT payload to cells expressing CD123. Upon internalization, ELZONRIS irreversibly inhibits protein synthesis and induces apoptosis of the target cell.

CD123

CD123 is normally expressed on certain maturing hematopoietic cells, including maturing myeloid cells, B cells, plasmacytoid dendritic cells, or pDCs, mast cells, basophils and eosinophils, and appears to be involved in cell maturation, differentiation, and survival. CD123 expression appears to be lower on normal hematopoietic stem cells.

CD123 is expressed on multiple malignancies, to varying extents, including BPDCN, AML, certain myeloproliferative neoplasms, or MPNs, myelodysplastic syndrome, or MDS, CMML, B-cell acute lymphoid leukemia, or B-ALL, hairy cell leukemia, Hodgkin’s and certain non-Hodgkin’s lymphomas. In addition to expression on tumor bulk, CD123 expression has been reported on the cancer stem cells, or CSCs, of certain hematologic cancers including AML, CMML, MDS, and potentially T-cell ALL. In addition, elevated CD123 expression has been correlated with poor prognosis in certain hematologic cancers.

CD123+ plasmacytoid dendritic cells (pDCs)

CD123+ pDCs are the cell of origin for BPDCN. Notably, CD123+ pDCs have also been reported in the microenvironment of several tumor types including multiple myeloma, CMML and other MPNs including myelofibrosis, or MF, and mastocytosis, as well as AML and some solid tumors where they may play a tumor-promoting role. In several cases, including CMML and AML, tumor microenvironmental pDCs have been shown to be neoplastic and part of the malignant clone, indicating a potential need for therapeutic targeting. Accordingly, the potential to target neoplastic pDCs with ELZONRIS in a variety of tumor types, both hematologic and possibly solid, could provide significant label and market expansion opportunities.

CD123+ pDCs have also been implicated in the pathogenesis of certain autoimmune diseases, including scleroderma and cutaneous lupus, and is a potential therapeutic target for these conditions. We are conducting preclinical research in this area and preclinical data presented at the Annual European Congress of Rheumatology, or EULAR, demonstrated the cytotoxic activity of ELZONRIS against potentially pathogenic pDCs. This data suggests depleting pDCs or attenuation of pDC function could represent a potentially novel approach for the treatment of systemic sclerosis and certain other autoimmune disorders.

ELZONRIS clinical trial design

The ELZONRIS clinical trial, we believe, was the largest prospective trial ever conducted in BPDCN. This multicenter, multi-cohort, open-label, single-arm, clinical trial (STML-401-0114; NCT 02113982) enrolled 47 patients with BPDCN, including 32 treatment-naïve and 15 previously-treated patients, at seven sites in the U.S. Patients received ELZONRIS intravenously on days 1-5 of a 21-day cycle for multiple consecutive cycles. The trial consisted of three stages: Stage 1 (lead-in, dose escalation), Stage 2 (expansion) and Stage 3 (pivotal, confirmatory). Patients were also enrolled in an additional cohort (Stage 4) to enable uninterrupted access to ELZONRIS.

ELZONRIS clinical trial results

FDA approval was based on STML-401-0114 (NCT 02113982), which was conducted in patients with treatment-naïve or previously-treated BPDCN.

Clinical data from Stages 1, 2, and 3 of Study STML-401-0114 (NCT 02113982) were presented at the American Society of Hematology, or ASH, 2018 annual meeting. In 29 treatment-naïve patients who received ELZONRIS at 12 mcg/kg/day, the overall response rate (ORR) was 90 percent (26/29) (95% CI: 72.6, 97.8). In these patients, the CR/CRc rate was 72 percent (21/29) (95% CI: 52.8, 87.3) with a median duration of CR/CRc not reached (range: 1.3 to 32.2 months). Forty-five percent (13/29) of these patients were bridged to stem cell transplant, or SCT, following remission on ELZONRIS. In the Stage 3 (pivotal) cohort, 13 patients with treatment-naïve BPDCN received ELZONRIS at the labeled dose and schedule. Efficacy was based on the rate of complete response or clinical complete response (CR/CRc), with CRc defined as complete response with residual skin abnormality not indicative of active disease. In this pivotal cohort, the CR/CRc rate was 53.8 percent (7/13) (95% CI: 25.1, 80.8), and the median duration of CR/CRc was not reached (range: 3.9 to 12.2 months).

The safety of ELZONRIS was assessed in 94 adults with treatment-naïve or previously-treated myeloid malignancies treated with ELZONRIS at the labeled dose and schedule. The most common adverse reactions (incidence >30%) were CLS, nausea, fatigue, peripheral edema, pyrexia, and weight increase. The most common laboratory abnormalities (incidence >50%) were decreases in albumin, platelets, hemoglobin, calcium, sodium, and increases in glucose, alanine aminotransferase (ALT) and aspartate aminotransferase (AST). CLS, defined as any event reported as CLS during treatment with ELZONRIS or the occurrence of at least  two (2) of the following CLS manifestations within seven (7) days of each other: hypoalbuminemia, edema, or hypotension, in clinical trials was 55% in patients receiving ELZONRIS, including grades 1 or 2 in 46% (43/94), grade 3 in 6% (6/94), grade 4 in 1% (1/94), and two (2) fatal events (2/94, 2%). In an additional 76 patients treated with ELZONRIS at 12 mcg/kg/day in all schedules, there were the following investigator-assessed CLS events: 3 grade 3 (4%), 1 grade 4 (1%) and 1 fatal event (1%). A myocardial infarction, grade 5, was reported in the grade 4 patient with CLS.

As presented at ASH 2018, the median overall survival, or OS, among 29 treatment-naïve patients who received ELZONRIS at 12 mcg/kg/day was not reached at the time of analysis (range: 0.2 to 42.0 months, with median follow-up of 23.0 months [range: 0.2 to 41+ months]).

ELZONRIS regulatory and commercial

On December 21, 2018, the FDA granted full approval of ELZONRIS for the treatment of BPDCN in adult and in pediatric patients two years and older, in both treatment-naïve and previously-treated populations. Previously, the FDA granted ELZONRIS breakthrough therapy designation, or BTD, and orphan drug designation, or ODD, and evaluated the ELZONRIS biologics license application, or BLA, under Priority Review. ELZONRIS is commercially available in the U.S.

Stemline is committed to helping patients with BPDCN in the U.S. access ELZONRIS through the Stemline ARC™ program. Stemline ARC is a comprehensive access program designed to provide support, information and assistance to patients prescribed ELZONRIS. Dedicated oncology nurse advocates are available to provide personalized education about BPDCN and ELZONRIS to patients and their caregivers, and connect them with helpful tools and resources. Stemline ARC offers a copay assistance program for patients with commercial insurance who qualify. Stemline is also partnering with patient advocacy groups to support the needs of patients with BPDCN.

In January 2019, Stemline submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, seeking approval of ELZONRIS for the treatment of adult patients with BPDCN. The MAA is currently under review by the EMA. Previously, the MAA was granted accelerated assessment in November 2018 by the EMA.

Stemline’s commercial group is focused on effectively launching ELZONRIS in the U.S., as well as preparing for a potential European launch. The commercial function is comprised of a wide range of functions including access & reimbursement, sales, marketing, and commercial operations. Additionally, the organization has established a medical affairs presence in the field which is predominantly staffed by medical science liasions. The aforementioned functions represent the necessary infrastructure to support a successful launch of ELZONRIS in BPDCN. Over the past several years, the organization has been focused on preparing the market, the product, and the organization for the successful launch of ELZONRIS. In December 2017, we launched our BPDCN disease awareness campaign at the American Society of Hematology, or ASH, Annual Meeting. One of the campaign’s primary goals is to try to ensure that multidisciplinary healthcare professionals, including hematologist-oncologists, dermatologists, pathologists, and allied healthcare professionals are appropriately testing for CD123 to bring the diagnosis of BPDCN to the forefront and to limit misdiagnoses and underdiagnoses. The campaign highlights the importance of CD123 as a key diagnostic marker for correct patient diagnosis. Access to ELZONRIS remains a top priority within our managed care group with key success criteria identified as removing hurdles to product access and reimbursement. We have set up a formal patient assistance program and have funded an independent 501(c)(3) foundation for those medicare patients that require assistance. Marketing, sales and medical affairs staffing efforts are scaled up to the “right size.” As a next step, European staffing and infrastructure needs are being assessed to enact a similar “right size” approach to meet the needs of a potential EU launch.

ELZONRIS Clinical Trials in Additional Indications

We are also conducting additional clinical development activities with ELZONRIS including in Phase 1/2 clinical trials of patients with chronic myelomonocytic leukemia, or CMML, patients with myelofibrosis, or MF, and patients with other indications.

Chronic Myelomonocytic Leukemia (CMML)

At the 2018 ASH annual conference in December 2018, we reported Phase 1/2 data from 20 patients with relapsed/refractory CMML who received ELZONRIS in Stage 1 (lead-in, dose escalation stage) and Stage 2 (expansion stage). Stage 1 has completed enrollment, and Stage 2 is ongoing, with patient enrollment and follow-up continuing. In Stage 1, ELZONRIS at 12 mcg/kg/day for 3 days every 3-6 weeks was the highest tested dose for CMML, and a maximum tolerated dose, or MTD, was not reached. In Stage 2, patients are receiving ELZONRIS at 12 mcg/kg/day for three (3) days every 3-6 weeks.

Median age was 69.5 years (range: 43-80); 80% were male. 50% (10/20) of patients had baseline splenomegaly by physical examination (measured in centimeters that spleen was palpable below the left costal margin). The most common treatment-related adverse events, or TRAEs, were hypoalbuminemia and thrombocytopenia (each 35%), vomiting and nausea (each 30%), fatigue and edema peripheral (each 20%). CLS was reported in 15% (3/20) of patients; all three cases were grade 2. The most common TRAEs, grade 3+, were thrombocytopenia (35%) and nausea (5%).

ELZONRIS monotherapy demonstrated improvements in splenomegaly and bone marrow complete responses, or CRs, in patients with relapsed/refractory CMML. 100% (10/10) of evaluable patients with baseline splenomegaly, by physical examination, had a spleen response: 80% (8/10) of these patients had splenomegaly reductions by at least 50%, and 67% (4/6) of these patients with baseline splenomegaly of 5 cm or more below the left costal margin had splenomegaly reductions of at least 50%. In addition, three patients had bone marrow CRs including one patient who was bridged to stem cell transplant, or SCT.

Based on results observed in this trial thus far, the potential unmet medical need in relapsed/refractory CMML, and feedback from investigators, we are planning to discuss registration-directed plans with the FDA mid-year, with the goal of initiating a registration-directed trial or cohort. The current ongoing trial is continuing to enroll patients and we expect to provide periodic updates at upcoming conferences in 2019.

Myelofibrosis (MF)

At the 2018 ASH annual conference in December 2018, we reported Phase 1/2 data from 23 patients with relapsed/refractory MF who received ELZONRIS in Stage 1 (lead-in, dose escalation stage) and Stage 2 (expansion stage). Stage 1 has completed enrollment, and Stage 2 is ongoing, with patient enrollment and follow up continuing. In Stage 1, ELZONRIS at 12 mcg/kg/day was the highest tested dose for MF, and a MTD was not reached. In Stage 2, patients are receiving ELZONRIS at 12 mcg/kg/day for three (3) days every 3-6 weeks.

Median age was 69 years (range: 55-81); 61% were female. 70% (16/23) of patients had baseline splenomegaly by physical examination (measured by spleen that is palpable >5 cm below costal margin). In Stage 1, no dose limiting toxicities, or DLT, were identified and a maximum tolerated dose, or MTD, was not reached. The most common TRAEs were headache and hypoalbuminaemia (each 22%). The most common TRAEs, grade 3+, was thrombocytopenia (8%). There was also one case of CLS which was grade 3.

ELZONRIS monotherapy demonstrated improvements in splenomegaly in patients with relapsed/refractory MF. 56% (9/16) of evaluable patients with baseline spleen size >5 cm palpable by physical exam below the left costal margin experienced a reduction in splenomegaly: 44% (7/16) of patients had splenomegaly reduction by at least 29% and 25% (4/16) had splenomegaly reductions by at least 45%.

In patients with MF, monocytosis (>1x109/L monocytes) is associated with rapid disease progression and short survival, and indicates an accelerated phase of the disease. In the trial, 100% (5/5) of evaluable patients treated with ELZONRIS and who had baseline monocytosis and spleen size >5cm, had reduction in baseline splenomegaly, of which 80% (4/5) had reduction by >29% and 40% (2/5) had reduction by >45%.

Based on results observed in the trial thus far, and the potential unmet medical need in relapsed/refractory MF, the next steps for the program are being evaluated. These steps could include single agent, combination, and registration-directed trials in patients with relapsed/refractory MF.

We expect to provide further updates around these plans later this year and into early next year in an effort to formulate a registration-directed strategy. The current ongoing trial is continuing to enroll patients and we expect to provide periodic updates at upcoming conferences in 2019.

AML in complete remission with minimal residual disease, or MRD

ELZONRIS is being assessed in a Phase 1/2 clinical trial in AML in complete remission with minimal residual disease, or MRD. This trial consists of a lead-in, dose escalation stage, 3x3 design (Stage 1) in which patients received ELZONRIS as a daily intravenous infusion at 7, 9, or 12 mcg/kg/day for days 1-5 of a 21 or 28-day cycle. Stage 1 was followed by an expansion stage (Stage 2) which is enrolling AML patients in complete remission with MRD at the dose (12 mcg/kg/day) determined in Stage 1. We plan to consider the information from this trial, moving forward, to inform key elements of a regimen for patients with MRD.

Multiple Myeloma (MM)

ELZONRIS, in combination with pomalidomide and dexamethasone, is being assessed in a Phase 1/2 clinical trial in relapsed/refractory multiple myeloma. This trial has a lead-in dose escalation stage (Stage 1) and an expansion stage (Stage 2) designed to enroll patients at the dose and regimen determined by Stage 1. We plan to consider the information from this trial, moving forward, to inform key elements of a combination regimen to align administration schedules with available agents.

Other planned trials

Additional planned trials for ELZONRIS include BPDCN maintenance post-stem cell transplant and AML subsets that have the BPDCN diagnostic signature and/or are enriched for CD123 expression.

Other potential indications for ELZONRIS

In addition to BPDCN, CMML, MF and AML, additional potential indications for ELZONRIS include other hematologic cancers, solid tumors, and certain autoimmune disorders. .

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein implicated in a variety of malignancies. SL-801 has demonstrated preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801.

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

The dosing regimen for SL-801 is currently being revised in light of the occurrence of non-dose limiting gastrointestinal effects. Our plan is to resume dosing at 70 mg/day for days 1-2 every seven days of a 28-day cycle, and we expect to provide further data updates throughout 2019.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer and other malignancies. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Rα2, EphA2, and survivin; two of these synthetic peptides (IL-13Rα2 and survivin) are mutant and believed to enhance immune activity.

We completed a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma, or GBM. Phase 2 data suggest SL-701 is generating target specific CD8+ T-cell responses in patients, which may be translating into improved clinical outcomes, including improved OS, in a subset of patients.

In October 2018, data from the trial were selected for oral presentation at the ESMO annual meeting in Munich, Germany. The trial consisted of two stages: Stage 1 and Stage 2. Stage 1 enrolled 46 patients and administered SL-701 as a single agent, with the immunostimulants GM-CSF and Imiquimod. Stage 2 enrolled 28 patients and administered SL-701 in combination with bevacizumab, and the immunostimulant poly-ICLC. SL-701 was generally well-tolerated. The most common TRAEs were fatigue (22%) and injection site reaction (18%). The only grade 3+ TRAE was fatigue (3%).

In Stage 1, one patient had a partial response, or PR, of 18+ month duration (ongoing), and there were 15 SDs, six (6) of which were at least five (5) months duration (range: 5 to 28+ months, ongoing). In Stage 2, two patients achieved CR and two (2) patients had PRs, for an ORR of 14% (6/28).

In Stage 2, the median overall survival, or OS, was 11.7 months with a 50% 12-month OS rate including some long-term (>12 month) survivors. Long-term survivors in Stage 2 were comprised largely of patients who generated target-specific CD8+ T-cell responses, as determined by ex vivo assay of blood samples, suggesting that immunocompetent patients, in particular, may benefit from this treatment.

Given the safety and efficacy data generated to date with SL-701 and bevacizumab in second-line GBM, we are considering next steps including leveraging these results and the potential immune-related data in registration-directed trial designs. These next steps may involve conducting trials with enrichment strategies, larger studies, including randomized studies, single arm studies, further combination studies with novel agents (e.g., checkpoint inhibitors), that could be conducted alone or via partnerships, or cessation of the program. If additional studies are conducted, this may entail significant manufacturing campaigns and commitments around SL-701 and certain immunostimulants depending upon the choice and availability of immunostimulants.

SL-701 was awarded ODD from the FDA for the treatment of glioma in January 2015.

We expect to provide further updates relating to this program later this year.

SL-901

SL-901 is an oral, small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma Sprl, or UCB. Prior to in-licensing, the agent had demonstrated preclinical activity in several tumor types, and was evaluated in an abbreviated Phase 1 clinical trial in Europe. A partial response, or PR, was reported in one patient with advanced lung cancer. Neither a DLT nor MTD was reached in the trial and we believe further dose escalation is possible and warranted. We also believe SL-901 may have utility in certain non-oncologic orphan diseases and preclinical work in this area is ongoing. We are currently evaluating plans to enable a new regulatory filing, including certain IND-enabling work, to continue clinical dose escalation.

SL-1001

SL-1001 is an oral, selective small molecule RET (rearranged during transfection) kinase inhibitor. Genetic alterations in the RET kinase have been found in a diverse range of cancers and, we believe, RET kinase represents a clinically validated target in multiple oncology indications. In March 2019, we in-licensed this preclinical drug candidate from the CRT Pioneer Fund. The candidate was rationally designed by scientists at Cancer Research UK Manchester Institute (United Kingdom), and has demonstrated potent, selective, preclinical anti-cancer activity, both in vitro and in vivo, in RET-driven tumor models. IND-enabling studies are planned, and we expect SL-1001 to enter the clinic in 2020.

SL-501

SL-501, a novel CD123-targeted therapy in preclinical development, is a high-affinity variant of ELZONRIS that has shown potency, in vitro and in vivo, against several hematologic tumor types, including AML, CMML, HL, and NHL.

Patents and Proprietary Rights

Our intellectual property portfolio consists of numerous issued patents and pending applications in the U.S. and worldwide of both in-licensed and Stemline-originated inventions.

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

Patents and Proprietary Rights Covering Stemline’s Drug Candidates

We have an exclusive worldwide license to ELZONRIS. These patent rights include issued U.S. Patents, 7,763,242, 8,470,307, 9,181,317, and 9,631,006 covering methods of treating AML, BPDCN and MDS that expire in 2027, as well as seven issued foreign patents. We have applied for an extension of the U.S. patent term pursuant to the Hatch Waxman act for issued patents covering ELZONRIS. There are additional pending U.S. applications directed to methods of using ELZONRIS to treat other diseases that, if issued, would also expire in 2027. In addition, we have filed foreign patent applications for the method of using ELZONRIS to treat various diseases, although there can be no assurances that such patents will be issued. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of ELZONRIS for the treatment of both AML and BPDCN and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009.”

We have an exclusive worldwide license (with the exception of Japan, Korea, Taiwan, and China) to patents covering SL-801. These patent rights include issued U.S. Patents 8,084,454 and U.S. Patent 8,415,357 covering composition of matter and uses of SL-801 that expire in 2030 and 2028, respectively, as well as nine issued foreign patents that expire in 2028. We also have additional pending patent applications directed to SL-801 which if issued, for which there can be no guarantee, would provide additional protection in certain non-U.S. territories and would be expected to expire in 2028.

We have an exclusive worldwide license to patents covering the SL-701 component, IL-13Rα2 mutant, a non-exclusive worldwide license to patents covering the SL-701 component, EphA2, and have filed U.S. and foreign patent applications covering the SL-701 component, survivin mutant. This intellectual property consists of an issued U.S. composition of matter patent (U.S. Patent 7,612,162) directed to an immunogenic mutant IL-13Rα2 peptide expiring in 2026, an issued U.S. composition of matter patent (U.S. Patent 8,574,584) directed to an immunogenic EphA2 peptide expiring in 2024, issued U.S. method of use patents (U.S. Patent 8,114,407, U.S. Patent 9,359,402, and U.S. Patent 10,131,699) directed to the use of EphA2 peptide expiring in 2024 and 2025, issued U.S. method of use patent (U.S. Patent 8,859,488) directed to the combined use of IL-13Rα2 mutant and EphA2 peptides expiring in 2026, an issued European composition of matter patent (EP 2608799) directed to the combination of IL-13Rα2 mutant, EphA2, and survivin mutant peptides expiring in 2031, and additional pending U.S. and foreign patent applications directed to the use of an immunogenic mutant survivin peptide which, to the extent it issues, would be expected to expire in 2033. We also have additional pending patent applications directed to methods of using SL-701 components to treat certain diseases which, if issued (for which there can be no guarantee), would provide additional protection in the United States and certain non-U.S. territories and would expire in 2025, 2031, or 2033. In addition to patent protection, we also have the exclusivity afforded by the FDA’s orphan designation of SL-701 for the treatment of glioma and by the provisions of the Biologics Price Competition and Innovation Act of 2009. See “Government Regulation — Orphan Drug Designation” and “— U.S. Patent Term Restoration and Marketing Exclusivity—Biologics Price Competition and Innovation Act of 2009”.

We have an exclusive worldwide license to patents covering SL-901. This intellectual property consists of the patent family derived from WO 2009/001089, issued in the US, Europe and other territories (expiring in 2028); the patent family derived from WO 2008/001076, issued in US and Europe (expiring in 2029); and the patent family derived from WO 2006/114606, issued in the US, Europe and other territories, expiring in 2027. We also have additional pending patent applications directed to SL-901 which, if issued (for which there can be no guarantee), would provide additional protection in the United States and certain non-U.S. territories and would expire in 2038.

We have an exclusive worldwide license to pending patents covering the SL-1001 component. This intellectual property consists of the patent family derived from PCT/GB2017/051076 (application date April 18, 2017, pending in the US, Europe and other territories); the patent family derived from PCT/GB2017/051077 (application date April 18, 2017, pending in US, Europe and other territories); and the patent family derived from PCT/GB2018/050986 (application date April 13, 2018, pending).

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

License and Research Agreements

Scott and White Memorial Hospital

Research and License Agreement (ELZONRIS)

In June 2006, we entered into a research and license agreement with Scott and White Memorial Hospital (Temple, Texas) for ELZONRIS, our biologic targeted therapy directed to the IL-3R. Under the agreement, Scott and White has granted us an exclusive, royalty-bearing, worldwide license under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import ELZONRIS, and any products containing or comprising such compound in finished dosage pharmaceutical form, for the diagnosis, prophylaxis and/or treatment of any disease or condition in humans or animals. The patent rights exclusively licensed to us under the agreement are described in more detail above under “Business — Patents and Proprietary Rights.”

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

In addition, the agreement provides for Scott and White to conduct a research program with ELZONRIS. In March 2010, the agreement was amended to further the regulatory advancement of ELZONRIS. We have made certain payments to Scott and White for such research services pursuant to the agreement, which to date total approximately $1.0 million in the aggregate. Additionally, we have been granted the exclusive right of reference to its IND for our own regulatory filings. We may assign the agreement to an affiliate of ours, a purchaser of all or substantially all of our assets or in connection with a merger, change in control or similar transaction by us.

CanBas, Ltd

License for SL-801

On December 26, 2014, we entered into a license agreement with CanBas, Ltd. for SL-801. SL-801 is a small molecule, reversible inhibitor of XPO1. Under the terms of the agreement, CanBas has granted us an exclusive, royalty-bearing, worldwide license, under certain patent rights, know-how and materials to research, develop, make, have made, formulate, use, sell, offer to sell and import SL-801, and any products containing or comprising such compound in finished dosage pharmaceutical form, for the treatment of any disease or condition in humans. The patent rights exclusively licensed to us under the agreement are described in more detail above under “Patents and Proprietary Rights Covering Stemline’s Drug Candidates.”

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Additionally, there has been an increase in development of therapeutics targeting ultra orphan and rare oncologic indications, our main area of focus. While we believe that our scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any current and/or future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are several biopharmaceutical companies whose primary focus appears to be developing therapies against CSCs, including Verastem, Inc., OncoMed Pharmaceuticals, Inc., Sumitomo Dainippon Pharma Co. Ltd., Bionomics Limited and Stemcentrx, Inc. (an AbbVie, Inc., company). There are also several biopharmaceutical companies that do not appear to be primarily focused on CSCs, but may be developing at least one CSC-directed compound. These companies include Astellas Pharma US, Inc., Boehringer Ingelheim GmbH, Geron Corp., GlaxoSmithKline plc, Ignyta, Inc. (a Roche company), Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, and others. Additionally, there are a number of companies working to develop new treatments for hematologic cancers, which may compete with ELZONRIS and SL-801, including AbbVie, Inc., Ambit Biosciences Corporation (a Daiichi Sankyo company), Amgen, Inc., Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals, Inc. (a Jazz Pharmaceuticals company), Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genzyme Corporation (a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Karyopharm Therapeutics, Inc., Kura Oncology, Inc., Novartis AG, Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., TG Therapeutics, Inc., among others. There are also a number of drugs used for the treatment of brain cancer that may compete with SL-701, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing, including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, Inspyr Therapeutics, Inc., GlaxoSmithKline plc., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Competition for ELZONRIS

There are a number of companies working to develop new treatments for AML and other hematologic cancers, including Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Astex Pharmaceuticals (an Otsuka Pharmaceutical company), Boehringer Ingelheim, Celator Pharmaceuticals, Inc. (a Jazz Pharmaceuticals company), Celgene Corporation, Cellectis, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Epizyme, Inc., Genzyme Corporation (a Sanofi company), Immunogen, Inc., Janssen Pharmaceutical Companies of Johnson and Johnson, Kura Oncology, Inc., Seattle Genetics, Inc., and Sunesis Pharmaceuticals, Inc., TG Therapeutics, Inc., among others.

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

Competition for SL-701

There are a limited number of drugs used for the treatment of brain cancer, including Temodar® (Merck & Co., Inc.), nitrosoureas including Gliadel® (Eisai Co., Inc.), and Avastin® (Roche Holding AG). There are a number of companies working to develop brain cancer therapeutics with programs in clinical testing including Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., Celldex Therapeutics, Inc., CytRx Corporation, Inspyr Therapeutics, Inc., GlaxoSmithKline plc., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG and others.

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

Clinical trials involve the administration of the drug or biological candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators; often these are physicians not employed by or under the trial sponsor’s control.  Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with the FDA’s current good clinical practices, or cGCPs, requirements, regulations for the protection of human subjects and with applicable cGMP requirements.  Further, each clinical trial must be reviewed and approved by an institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted.  An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits.  The IRB also approves trial recruitment materials and the informed consent form that must be used as part of the informed consent process with each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed.

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

•                  Phase 3.  Clinical trials are undertaken to further evaluate the selected dose, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These pivotal clinical trials, which usually involve more subjects than earlier trials, are intended to establish the overall risk/benefit ratio of the product and provide adequate data which serve as the basis to inform product labeling. Generally, at least two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or BLA.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug or biologic, proposed packaging and labeling and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. We believe that we will be required to submit BLAs or NDAs for our product candidates.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.  In this inspection, the FDA also seeks to determine whether the manufacturing conforms with application commitments, the authenticity and accuracy of data, and the adequacy of the company’s analytical methodology. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with current good clinical practices, or cGCPs. If the FDA determines the application, data, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.

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

The FDA granted ODD to ELZONRIS for the treatment of AML, in February 2011 and for BPDCN in June 2013. The European Medicines Agency, or EMA, granted ODD to ELZONRIS for the treatment of AML in October 2015 and for BPDCN in November 2015. In addition, we received ODD for SL-701 for the treatment of glioma in January 2015. ELZONRIS was granted BTD by the FDA, for the treatment of patients with BPDCN in August 2016. On December 21, 2018, the FDA granted approval of ELZONRIS for the treatment of BPDCN in adult and pediatric patients two years and older, in both treatment-naïve and previously-treated populations.

Expedited Development and Review Programs

The FDA has established a BTD program wherein a drug may receive this designation if it is intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. Drugs receiving FDA designation as breakthrough therapies typically receive intensive guidance from FDA’s review teams for efficient drug development, organizational commitment from FDA, and rolling review of applications submitted for approval, among other things.

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

Any product submitted to the FDA for marketing approval, including those submitted to a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.  Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared with marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review with the goal of taking Agency action on a marketing application within six (6) months.

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

Lastly, a product may be eligible for BTD and expedited development and review by FDA. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate a substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  The benefits of BTD include more intensive FDA guidance on an efficient drug development program, an organizational commitment involving senior FDA managers, and eligibility for rolling review and priority review of marketing applications. The receipt of a BTD for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and a BTD may be rescinded by FDA where subsequent data no longer support the BTD of the candidate. In August 2016, we announced that the FDA granted BTD to ELZONRIS for the treatment of BPDCN.  On December 21, 2018, the FDA granted approval of ELZONRIS for the treatment of BPDCN in adult and pediatric patients two years and older, in both treatment-naïve and previously-treated populations.

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

If the new drug that is the subject of an approved NDA contains a new chemical entity, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States that runs from the date of NDA approval.  FDA regulations define “new chemical entity” as “a drug that contains no active moiety that has been approved by FDA in any other NDA submitted under section 505(b) of the Federal Food, Drug, and Cosmetic Act.”  21 C.F.R. § 314.108.  During the five-year exclusivity period, no company may submit an ANDA or a 505(b)(2) NDA for a drug product that contains the same active moiety as in the new chemical entity with one exception, however, such application may be submitted after four years if it contains a certification of patent invalidity or noninfringement to one of the patents listed in FDA’s Orange Book by the innovator NDA holder.

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

The BPCIA also created a 12-year period of reference product exclusivity, which can be extended to 12.5 years with pediatric exclusivity. The 12-year exclusivity period begins on the date of first licensure of the reference product under the PHSA and during which the licensure of a follow-on application for a biosimilar or interchangeable product cannot be made effective. During the first four years (or four and one-half years with pediatric exclusivity) of the 12-year period, an application for a biosimilar or interchangeable version of the reference product cannot be submitted to the FDA. Members have recently begun introducing bills that would decrease the reference product exclusivity reference product exclusivity from 12 to seven years. Congress has not yet enacted such a change in the BPCIA, but could move to enact such a decrease in the reference product exclusivity period.

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

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. In addition, in August 2013, the federal Physician Payment Sunshine Act took effect and requires annual reporting by prescription drug manufacturers with at least one (1) approved product of certain payments and transfers of value made to physicians and teaching hospitals.  Post-approval of any of our product candidates, we will need to ensure compliance with annual tracking and reporting of these payments and transfers of value to CMS.

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

Manufacturing

We do not currently own or operate any manufacturing facilities for the clinical or commercial production of our drug candidates. For past investigator sponsored studies, all drug substance and drug product for ELZONRIS and SL-701 was manufactured at academic and contract manufacturing organizations, or CMO, facilities, as directed by our academic collaborators. We have now developed manufacturing processes that are suitable for full-scale cGMP manufacturing.  Additionally, we have qualified FDA-audited third-party CMOs to produce sufficient quantities of ELZONRIS, SL-801, and SL-701 drug substance and drug product of suitable quality for our active and contemplated corporate sponsored clinical trials and commercialization. For ELZONRIS, commercial supplies have been manufactured in support of approval and routine resupply manufacturing is ongoing. Our manufacturing programs are being managed with oversight by our manufacturing team, which is comprised of full-time employees and consultants with experience in manufacturing pharmaceutical drug substance and drug products.

ELZONRIS Manufacturing and Supply

ELZONRIS is a recombinant protein generated from an antibiotic-resistance driven DNA-based plasmid vector and manufactured by bacterial fermentation in E. coli. For past investigator sponsored studies, ELZONRIS was manufactured at Wake Forest University. We have optimized the protein expression, generated cGMP master and working cell banks, and developed the fermentation and purification steps of our manufacturing process to be suitable for scale-up in standard manufacturing equipment. This technology has been transferred to a third-party CMO with expertise in bacterial fermentation, which has further optimized and scaled-up the process in their cGMP production suite. The ELZONRIS drug substance has now met standard industry quality specifications and is adequate to support commercial distribution as well as our ongoing and planned corporate sponsored clinical trials. The drug product formulation and manufacturing process has been transferred to a third-party CMO with expertise in sterile product manufacture for clinical and commercial supply, and they have successfully produced drug product meeting cGMP requirements for use in clinical studies. We expect the same process, scale and CMOs will be used to manufacture drug substance and drug product for commercial supply. We have a lyophilized formulation of ELZONRIS, which is currently being developed.

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

SL-901

SL-901 is a small molecule that is prepared via synthetic organic chemistry. We are engaged in process development to support cGMP manufacturing at an adequate scale to enable an IND, or foreign equivalent, submission and supply our planned clinical studies. We have also developed a stable capsule formulation that will be produced using cGMP manufacturing equipment at our third-party CMO. We believe that the manufacturing scale and product quality procedures and oversight ensure an adequate supply for our planned clinical studies.

Sales and Marketing

We believe the infrastructure required to commercialize oncology products is cost-effective for us to internally develop, train, and deploy a marketing and sales force to support the U.S. launch of ELZONRIS. If ELZONRIS is approved by the EMA, we plan to potentially build the infrastructure to commercialize these products in Europe ourselves. However, we will remain opportunistic in seeking strategic partnerships in these and other markets when advantageous.

The commercial infrastructure of specialty oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group, and distribution support. Additional capabilities important to the oncology marketplace include the management of key accounts, such as managed care organizations, group-purchasing organizations, specialty pharmacies, oncology group networks, and government accounts. As ELZONRIS is approved in, and our other compounds may initially be developed for, orphan indications with a relatively small number of treating physicians, we anticipate that a reduced infrastructure, including a small, targeted sales force, is sufficient to support our sales and marketing objectives. We have allocated management resources and made significant financial investments to support the commercial launch of ELZONRIS, including preparation of marketing and sales training materials in compliance with legal and regulatory requirements.

We may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products.

Research and Development

Company sponsored research and development expenses totaled $47.7 million in 2018, $50.2 million in 2017 and $27.9 million in 2016.  “Research and development expenses” consist of costs associated with the development of our product candidates and our platform technology, which include: clinical trial costs, CMC-related costs, nonclinical costs, employee related expenses, external research and development expenses, license fees and milestone payments related to in-licensed products and technology, and facilities, depreciation and other allocated expenses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Employees

As of March 15, 2019, we had 92 full-time employees, 7 of whom hold Ph.D. or M.D. degrees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Risks Related to Development, Clinical Testing, Regulatory Approval, and Commercialization of Our Product Candidates

We are heavily dependent on the success of our products and clinical product candidates and we cannot provide any assurance that any of our product candidates will be approved, commercialized, or successfully marketed in the future.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our clinical drug candidates, which we plan to advance through clinical development. Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval for, and commercialize these products and product candidates, which may never occur. We currently generate no income from our clinical product candidates, and we may never be able to develop or commercialize a marketable drug from those clinical product candidates.

Before we generate any income from sales of our products or product candidates in the United States or elsewhere, we must complete preclinical and clinical development, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA (or foreign equivalent), qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practices, or CGMPs, submit a marketing application (e.g., Biologics License Application, or BLA (or foreign equivalent), or New Drug Application, or NDA (or foreign equivalent)), receive regulatory approval from the FDA or a foreign regulatory agency, build a commercial organization, make substantial investments, and undertake significant marketing efforts ourselves or in partnership with others to ensure compliant marketing and market acceptance of any products we commercialize. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for some of our product candidates.

We cannot be certain that any further BLAs, NDAs or MAAs will be filed within a specified period of time, or that any BLA or NDA or similar foreign marketing application will allow us to obtain or maintain marketing approval. In addition, any marketing approval we may obtain may be for uses more limited than we expect or include contraindications or risk measures that limit market acceptance of the product subject to the marketing approval. We also cannot be certain that our products or product candidates will be successful in clinical trials or that the clinical trials or data will support filing any further BLAs or NDAs in the U.S., or similar foreign marketing applications elsewhere. We also cannot be certain that any of our product candidates will receive regulatory approval for trial initiation. Further, the FDA, an independent review committee, or IRC, or an oncologic drugs advisory committee, or ODAC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates and our product candidates may not receive regulatory approval.

If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our income will be dependent, in part, upon the prescribing information, adoption within clinical practice guidelines, and the size of the markets in the territories for which we gain regulatory approval and have commercial rights. In addition, our income will be dependent, in part, upon the market acceptance of our products once approved, as well as upon reimbursement and coverage, among other things. If the markets for patient subsets that we plan to target are not as significant as we estimate, we may not generate significant income from sales of such products, if approved.

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

Clinical trials can be delayed or halted for many reasons, including but not limited to:

•                  delays or failures in reaching an agreement on acceptable terms with prospective CMOs, CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly depending on the circumstances;

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

•                  the FDA, or other regulatory authority, issuing a clinical hold or requiring alterations to any of our study designs, including extending a study or requiring new studies, to our overall strategy or to our manufacturing plans;

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

•                  differing interpretations of data by the FDA or similar foreign regulatory authorities; or

•                  the FDA, or similar regulatory body, may not agree with the endpoints we select or the interpretation of the results related to the endpoints in the evaluation of our product candidates, thereby refusing to approve our product candidates for marketing approval, or withdrawing approval.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRB where such trial is being conducted, by a Data Safety Monitoring Board, or DSMB, if one is utilized for any such trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, regulatory violations identified during an inspection of the clinical trial operations or trial site, imposition of a clinical hold by the FDA or other regulatory authorities, study subject safety concerns, adverse events or severe adverse events, including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. For example, we have observed serious adverse events, including deaths, from or relating to capillary leak syndrome, or CLS, with ELZONRIS. The occurrence of these and other adverse events could jeopardize or preclude our ability to develop ELZONRIS in additional indications including CMML, obtain or maintain marketing approval for, or successfully commercialize, market, and sell any or all of our product candidates for one or more indications.

We have also advanced SL-801, SL-701 and SL-901 into clinical trials. There are unknown risks for these product candidates, including with respect to dosing, administration, pharmacokinetics, bioavailability, safety and efficacy, that we expect we will learn about during clinical development which could halt or delay this development program and/or alter our current strategy for the development of this product candidate.

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

If we experience delays in the completion of, or a termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, which will have a negative impact on our ability to commence product sales and generate product income from any of our product candidates. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process and may negatively impact our ability to raise additional capital to support these increased costs. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do, or could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Reports of adverse events or other safety concerns involving ELZONRIS and our clinical drug candidates could delay clinical development, delay or prevent us from obtaining or maintaining regulatory approvals, or negatively impact sales or the commercial prospects for our product candidates.

Reports of adverse events or other safety concerns involving ELZONRIS and our clinical drug candidates could interrupt, delay or halt our clinical trials. For example, CLS is a known, sometimes fatal, and well-documented side effect of ELZONRIS. Reports of additional CLS cases, or other adverse events or other safety concerns involving ELZONRIS or our other product candidates, could result in clinical trial delays including regulatory authorities placing trials on clinical hold or denying or withdrawing approval for trials of any or all indications. Further, patients receiving ELZONRIS or our other product candidates with co-morbid diseases and/or indications not previously well-studied may experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving ELZONRIS or our other product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, could require redesign of study protocols and conduct of additional trials, could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or negatively impact commercial prospects for our product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

The results of preclinical studies and clinical trials, including early stage, late stage, and investigator-sponsored clinical trials of product candidates may not be predictive of the results of subsequent later stage clinical trials, including corporate sponsored trials. Product candidates in later stage or larger clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials, including canceling clinical development programs, due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trials may not be successful for these or other reasons.

This drug development risk is heightened by any changes in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and late stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for later stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of our clinical drug candidates, there may be manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps may delay initiation and completion of clinical trials, regulatory submissions, or commercial launch. We may also need to demonstrate comparability between newly manufactured drug substances and/or drug products relative to previously manufactured drug substances and/or drug products. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need or choice to initiate a dose escalation study, and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. Failure to demonstrate comparability could also result in delays in regulatory submissions or commercial launch. We are also developing a new lyophilized formulation of ELZONRIS. In the event it does not demonstrate adequacy or comparability with the current liquid/frozen formulation, ELZONRIS could be negatively impacted.

•                  We have changed the treatment regimen of ELZONRIS to a multi-cycle regimen, in which patients will receive more than one treatment cycle, rather than a single-cycle treatment as used in the completed investigator-initiated clinical trial. Although we anticipate that patients receiving multiple cycles of ELZONRIS may derive greater clinical benefit than from a single cycle, there is a risk of toxicity or a lack of efficacy arising from multiple cycles.

•                  We are, or may in the future be, treating patients with certain diseases or conditions that have not been previously treated with our product candidates. In these instances, we may choose to treat patients at several different doses and use multi-cycle dosing regimens to determine the optimal doses and schedules for both near-term and long-term safety and disease control in each indication.  Use of our product candidates in new disease populations and at new dosing regimens could produce unforeseen adverse reactions and events that could impact the development and ability to obtain or maintain marketing approval for our product candidates.

•                  We may determine, based on safety and efficacy, that certain doses and regimens of our product candidates for particular indications are optimal for initial near-term therapy whereas the same, or other, doses and regimens are optimal for longer-term maintenance therapy.

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

•                  In some of our current or future trials, we are, or may, combine our product candidates with each other or with other therapies such as chemotherapy, radiation, targeted therapy, or anti-angiogenic therapy which could result in unforeseen toxicities. We are currently combining ELZONRIS with pomalidomide in myeloma and have combined SL-701 with bevacizumab and immunostimulants in brain cancer.

Any of the aforementioned, or other, changes could make the timing, including initiation, patient accrual, or results of our clinical trials less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay or suspend completion of our clinical trials, delay or prevent approval of our product candidates, and/or jeopardize our ability to obtain regulatory approval, commence product sales and generate income.

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

Some of our product candidates are being developed in orphan indications (i.e., rare diseases) with small available study populations. There are very limited independently reported data on annual incidences of these orphan indications. If the prevalence of these diseases is very low, including lower than our estimates or estimates of our third-party contractors, this could significantly delay patient enrollment in any one or more of our ongoing or future clinical trials.

Further, if we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced, which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our common stock to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays to, or may require us to terminate or not initiate, one or more clinical trials.

The regulatory review and approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities, which could include the prerequisite of an advisory panel, e.g. ODAC, review. In addition, approval policies, regulations, or the type and amount of preclinical, CMC, clinical pharmacology, and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical, CMC, clinical pharmacology, bioanalytical, immunogenicity, or clinical studies to generate additional data required to support the submission of an IND, a BLA, or an NDA to the FDA or equivalent applications to comparable foreign authorities. An inadequacy in any of these areas, or a lack of personnel, financial resources or performance, including by third parties, could result in a delayed or unsuccessful regulatory filing. For example, we intend to have a meeting with the FDA to discuss the clinical development of ELZONRIS in CMML and potentially other indications. The FDA feedback may be difficult to implement or not implementable at all. Also, the FDA may require additional studies to support regulatory approval, which could result in a delay in our clinical programs and/or a delay or unsuccessful or no regulatory filing.

We have only obtained FDA regulatory approval for one drug product, ELZONRIS, and it is possible that none of our other existing product candidates, additional indications for ELZONRIS, or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

Our product candidates, alone or in combination with any adjuvant, immunostimulant including GM-CSF or Imiquimod or poly-ICLC, or other agents with which we may combine our drug candidates, could fail to receive regulatory approval for many reasons, including but not limited to the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design, conduct or findings of our clinical trials;

•                  the FDA or comparable foreign regulatory authorities may identify protocol deviations or data quality or integrity concerns with our preclinical studies or clinical trials;

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

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from, or the study design or execution of, preclinical studies or clinical trials;

•                  the FDA or comparable foreign regulatory authorities may not accept our definition, or criteria, for the primary endpoints and/or other endpoints for evaluation of efficacy and clinical benefit to patients and may withhold marketing approval, despite meeting the primary endpoint of a trial;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, an NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;

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

This lengthy and costly review process, as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates that we may advance into and through clinical trials, which would significantly harm our business.

In addition, even after obtaining approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing commitments, including additional clinical trials, observational studies, and/or pregnancy registries, which could impact market adoption and acceptance and exceed commercialization budgets. Regulatory authorities may also approve a product candidate with a label that includes labeling claims that may be undesirable for the successful commercialization of that product candidate, including product contraindications, warnings or precautions, the need for inpatient versus outpatient administration, or limitations on the administration schedule, such as the number of infusions or cycles. In addition, we may not be able to ultimately achieve the price we intend to charge for our product candidates or obtain satisfactory reimbursement or coverage for our product candidates. Moreover, in many foreign countries, a product candidate must be approved for reimbursement before it can be approved for sale in that country and the reimbursement may be suboptimal. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Our approach to the discovery and development of product candidates includes the targeting of cancer stem cells (CSC), which is unproven, and we do not know whether we will be able to develop any products of commercial value.

Research on CSCs is an emerging field and, consequently, there is an ongoing debate regarding the importance of CSCs as an underlying cause of tumor initiation, propagation, recurrence, resistance, and metastasis. In addition, there is some debate in the scientific community regarding the defining characteristics of these cells.

Although there is a general consensus that some cancer cells have tumor-initiating capacity, there also is some debate in the scientific community regarding the defining characteristics and the origin of these cells. Some believe that normal adult stem cells transform into CSCs. Others believe that normal tumor bulk can transform into CSCs and, therefore, a definitive CSC cannot be readily isolated or targeted. In addition, some believe that targeting CSCs should be sufficient for a positive clinical outcome, while others believe that, at times or always, targeting CSCs should be coupled with targeting tumor bulk for a positive clinical outcome.

Based on preclinical and clinical data, we believe that, for some cancers, ELZONRIS may target both tumor bulk and CSCs. However, it is conceivable that ELZONRIS and any other product candidates that we develop may not effectively target tumor bulk or CSCs or, even if they do, they may not have a beneficial or durable clinical outcome that outweighs the risks associated with the product. In addition, it is conceivable that our platform technology may ultimately fail to identify commercially viable drugs to treat human patients with cancer or any other disease or condition.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives may be impaired.

Although we expect to focus a substantial amount of our efforts on the continued clinical testing and regulatory interactions for our clinical stage drug candidates, another key element of our strategy is to identify and test additional compounds. A portion of the preclinical research that we are conducting involves new and unproven drug discovery methods, including our proprietary StemScreen® platform technology, as well as the preclinical testing of new compounds and potential new uses of existing compounds. The drug discovery that we are conducting using our StemScreen® platform technology may not be successful in identifying compounds that are useful in treating humans with cancer. Research programs designed to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Even if our research programs may initially show promise in identifying potential product candidates, they may fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•                  the research methodology used may not be successful in identifying potential product candidates;

•                  competitors may develop alternatives that render our product candidates obsolete;

•                  a product candidate may, on further study, be shown to have harmful effects, to have characteristics that indicate it is unlikely to be safe and effective, or to otherwise fail to meet applicable regulatory criteria;

•                  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•                  a product candidate may not be accepted as safe and effective by regulatory authorities, patients, the medical community or third-party payors.

If we are unable to identify additional compounds for preclinical and clinical development, we may not sufficient any product income, which could result in significant harm to our financial position and adversely impact our stock price.

If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.

If ELZONRIS is approved for marketing outside of the U.S., we intend to enter into agreements with third parties to market these products in certain jurisdictions. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

•                                          different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•                                          reduced or no protection over intellectual property rights;

•                                          unexpected changes in tariffs, trade barriers, and regulatory requirements;

•                                          economic weakness, including inflation, or political instability in particular foreign economies and markets;

•                                          compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•                                          foreign reimbursement, pricing, and insurance regimes;

•                                          foreign taxes;

•                                          foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•                                          workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•                                          potential noncompliance with the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, or similar antibribery and anticorruption laws in other jurisdictions as well as various regulations pertaining to data privacy, such as the GDPR;

•                                          production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•                                          business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires.

Also, see the Risk Factor titled “International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.” We have no prior experience in these countries, and many biopharmaceutical companies have found the process of marketing their products in foreign countries to be very challenging.

International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, economic, and other risks associated with conducting business outside of the U.S.

Part of our business strategy involves international expansion, including establishing and maintaining operations outside of the U.S. and establishing and maintaining relationships with health care providers, payors, government officials, distributors and manufacturers globally. Conducting business internationally involves a number of risks, including:

•                                          multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•                                          possible failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

•                                          difficulties in managing foreign operations;

•                                          complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

•                                          financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to foreign currency exchange rate fluctuations;

•                                          reduced protection for intellectual property rights;

•                                          business interruptions resulting from geopolitical actions, economic instability, or natural disasters, including, but not limited to, wars and terrorism, political unrest, outbreak of disease, earthquakes, boycotts, curtailment of trade, and other business restrictions;

•                                          failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union; and

•                                          failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

Also, see the Risk Factor titled “If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.” Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition, results of operations, and cash flows.

We are subject to ongoing FDA regulatory requirements, related to ELZONRIS and our product candidates, both before and after regulatory approval, which requires significant resources. Additionally, our products and product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any additional regulatory approvals that we or our potential strategic partners may receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, may contain product contraindications, warnings, or precautions that limit the use of our product candidates or may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of our product candidates. In addition, with regard to ELZONRIS or any product candidates, should they become approved by the FDA, the manufacturing processes, testing, packaging, labeling, storage, distribution, field alert or biological product deviation reporting, adverse event reporting, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory compliance requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs for commercial manufacturing and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. For example, we have several post-marketing commitments related to the FDA approval of ELZONRIS. In addition, there are now and may be in the future manufacturing, formulation, fill-finish and other process and analytical changes required by the FDA related to producing drug substance and drug product of a quality, quantity and stability sufficient for commercial supply. Changes, delays or failures in any of these steps may negatively affect disposition of manufactured batches of drug substance and/or drug product and as a result may require production of additional batches of drug substance and/or drug product. Problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•                  restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;

•                  warning letters, untitled letters, or holds on clinical trials;

•                  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

•                  product seizure or detention, or refusal to permit the import and export of products;

•                  investigations or inspections by government entities, including, but not limited to, FDA or foreign health authorities; and

•                  injunctions, fines, consent decrees, corporate integrity agreements, or the imposition of other civil penalties or criminal penalties.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business.

Risks Related to Commercialization of ELZONRIS and the Development and Commercialization of Our Product Candidates

If we are unable to fully establish or implement our own sales, marketing, and distribution capabilities in a timely manner, or are unable to enter into licensing or collaboration agreements for these purposes, we may not be successful in commercializing our products or product candidates.

We have built our own commercial infrastructure to commercialize ELZONRIS, and potentially our product candidates, and may potentially enter into contract research, contract sales, licensing or collaboration agreements to assist in the future development and commercialization of such product candidates.

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

•                  unforeseen costs and expenses associated with creating internal sales and marketing organizations;

•                  our inability to build our own manufacturing and commercial infrastructures to manufacture, market and sell our product candidates;

•                  our inability to build and staff, or enter into a partnership to support, commercial distribution organizations; and

•                  the addressable market for our product candidates may result in unsatisfactory income.

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of product candidates for which we might receive marketing approval. If we enter into arrangements with third-parties to perform sales, marketing and distribution services for our products, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our products ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. For those products that we commercialize on our own and build our own sales and marketing organization, there is also a risk that our employees may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. The sale of drug products is subject to numerous regulatory and legal restrictions on promotional statements that may be made regarding a product’s benefits and risks, in addition to certain restrictions and limitations on interactions with healthcare professionals. If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third-parties, we will not be successful in commercializing our product candidates.

Our commercial success depends upon attaining significant market acceptance of ELZONRIS and our clinical drug candidates, if approved, among physicians and other healthcare providers, patients, third-party payors and, in the cancer market, acceptance by the operators of major cancer clinics.

Even if our clinical drug candidates, or any other product candidate that we may develop or acquire in the future, obtains regulatory approval, the product may not gain market acceptance among physicians, third-party payors, patients and the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. The degree of market acceptance of any products for which we receive approval for commercial sale depends on a number of factors, including:

•                  the efficacy and safety of our products, as demonstrated in clinical trials, and the degree to which our products represent a clinically meaningful improvement in care as compared with other available therapies;

•                  the clinical indications for which our products are approved and any limiting contraindications, warnings, and precautions;

•                  acceptance by physicians, operators of major cancer clinics and patients of our products as safe and effective treatments;

•                  the willingness of the target patient populations to try new therapies and of physicians to prescribe these therapies;

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

If we were to receive approval for any of our drug candidates and they failed to achieve market acceptance, we would not be able to generate significant revenue. In addition, there are no guarantees that any approved product will be effective, or gain market acceptance, if we were to obtain approval for additional indications.

Our products or product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our products or product candidates for which we intend to seek approval as biological products may face competition sooner than expected.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable.” The FDA defines an interchangeable biosimilar as a product that (1) can be expected to produce the same clinical result as the reference product in any given patient and (2), where the product is administered more than once, in terms of safety or diminished efficacy, presents no greater risk when switching between the biosimilar and its reference product than the risk of using the reference product alone. Under the BPCIA, an application for a biosimilar product cannot be submitted to the FDA until four years after, and approval by the FDA cannot be made effective until 12 years after, the date of the first licensure of the reference product. The law is complex and is only beginning to be interpreted by the FDA and the courts. For example, in June 2017, the United States Supreme Court, in Sandoz, Inc. v. Amgen Inc., issued an opinion potentially impacting the previously understood effective market exclusivity period.  The BPCIA’s ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when this development and approval process may be fully adopted by the FDA, the manner in which FDA implements the process could have a material adverse effect on the future commercial prospects for our biological products.

We believe that ELZONRIS, or any of our product candidates that receive marketing approval by the FDA as a biological product under a BLA, should qualify for the 12-year period of exclusivity. However, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.

Risks Related to Our Financial Position and Capital Requirements

We have incurred net operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock, and could cause you to lose all or a part of your investment.

We have incurred net losses from operations from our inception through December 31, 2018 of approximately $300.8 million. We do not know whether or when we will become profitable. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including the cash proceeds received from our follow-on public offering during the first quarter of 2019, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our clinical drug candidates that we have in-licensed, we will lose our rights to develop and commercialize those clinical drug candidates.

If we do not successfully develop and obtain regulatory approval for our existing and future product candidates and effectively manufacture, market and sell our product candidates that are approved, we may never generate sales of those product candidates, and even if we do generate sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the market price of our common stock also could cause you to lose all or a part of your investment.

We will require additional financing to achieve our goals, and a failure to obtain this capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since our inception, most of our resources have been dedicated to the discovery, acquisition and preclinical and clinical development of our product candidates. We have expended and believe that we will continue to expend substantial resources for the development of our clinical drug candidates and may expend additional resources on other product candidates and drug discovery and acquisition efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product candidates, conducting preclinical experiments and clinical trials, applying for regulatory approvals, and commercializing any products that might receive approval for sale, as well as costs associated with operating as a public company.

We do not expect to generate income until, and unless, we successfully commercialize one or more of our product compounds. As the outcome of our ongoing and future clinical trials is highly uncertain, our estimates of clinical trial costs necessary to successfully complete the development and commercialization of our product candidates may differ significantly from our actual costs. In addition, other unanticipated costs may arise.

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

•                  the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•                  the ability of our product candidates to progress through clinical development successfully;

•                  the timing of, and the costs involved in, seeking regulatory approvals for our product candidates;

•                  the cost of commercialization activities for ELZONRIS, along with any of our other product candidates that may be approved for sale, including marketing, sales and distribution costs;

•                  the cost associated with securing and establishing commercialization and manufacturing capabilities for our product candidates and any products for which we might receive regulatory approval;

•                  product sales of ELZONRIS;

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

•                  our need and ability to hire additional management and scientific, medical, sales, and marketing personnel;

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

•                  delay, limit, reduce or terminate manufacturing of our product candidates; or

•                  delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any of our product candidates that received or might receive regulatory approval and ensure their acceptance by third-party payors and the market.

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

Although we received FDA approval for ELZONRIS, and even if we receive regulatory approval for any of our product candidates, sales of our products depend on reimbursement by government health administration authorities, private health insurers and other organizations. If we are unable to obtain, or maintain at anticipated levels, reimbursement for our products, or coverage is reduced, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

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

Risks Related to Our Business and Industry

We are a commercial-stage biopharmaceutical company with one FDA approved product, which makes it difficult to assess our future viability.

We are a commercial-stage biopharmaceutical company with a limited operating history. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•                  execute product candidate development activities;

•                  obtain required regulatory approvals for the development and commercialization of our product candidates;

•                  maintain, defend, leverage and expand our intellectual property portfolio;

•                  build, deploy, and maintain sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners, should our products obtain market approval;

•                  gain market and third-party payor acceptance for our products, should they obtain market approval;

•                  develop and maintain cGMP compliant manufacturing and distribution capabilities sufficient to support the intended scope of our preclinical and clinical development plans and the potential commercial demand for our product(s);

•                  complete required process characterization and validation activities to support any planned regulatory submission, which historically has included the manufacture of at least three (3) consecutive successful process validation batches for drug substance and at least three (3) consecutive successful process validation batches for drug product;

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our competitors may succeed in developing competing products before we do for the same indications we are pursuing, obtaining regulatory approval or gaining acceptance for products or for the same markets that we plan to target. If we are not “first to market” with our product candidates, our competitive position could be compromised because it may be more difficult for us to obtain marketing approval for that product candidate and successfully market that product candidate as a competitor.

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

•                  conduct successful preclinical studies and clinical trials;

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of March 15, 2019, we had 92 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. Although none of these individuals has informed us to date that he or she intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

We are exposed to the risk of fraud or other misconduct by employees and third parties acting on our behalf. Misconduct by employees or third parties could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee and third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, penalties, other sanctions, and exclusion from government-funded healthcare programs.

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

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In connection with our commercial launch of ELZONRIS and international expansion, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to hire additional personnel in connection with our commercial launch of ELZONRIS in the United States and Europe and preparation for potential regulatory filings for ELZONRIS in other markets. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with this anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which could delay the execution of our business plans or disrupt our operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing and commercial sale of our product candidates and and products. For example, we may be sued if any product we develop allegedly causes or contributes to an injury or is found to be otherwise defective during product testing, clinical study, clinical use, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Fraud-based claims as well as claims made pursuant to state consumer protection acts are also a possibility. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our relationships with customers and third-party payors in the United States and in foreign jurisdictions will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal, civil or administrative sanctions, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and in foreign jurisdictions play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

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

•                  the federal False Claims Act imposes civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government and also includes provisions allowing for private, civil whistleblower or “qui tam” actions;

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

•                  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures; and

•                  the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and regulations pertain to our financial relationships and interactions with foreign government officials. The FCPA prohibits U.S. companies and their employees, officers, and representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate to obtain or retain business or to otherwise seek favorable treatment. In many countries in which we operate or sell our products, the healthcare professionals with whom we interact may be deemed to be foreign government officials for purposes of the FCPA;

•                  the EU’s General Data Protection Regulation (GDPR) and implementing laws in the EU member states govern the collection and processing of EU residents’ personal data and, among other requirements, imposes certain consent and data access rights. Such laws may impact our ability to conduct clinical trials that involve EU personal data and engage in other activities that require the processing of EU personal data. Outside of the U.S. and the EU, there are numerous other jurisdictions that have their own privacy and information security laws, and new laws and regulations are being considered and/or enacted globally, which may affect our ability to collect, process, and store their residents’ personal data; and

•                  analogous anti-kickback, fraud and abuse and healthcare laws and regulations in foreign countries.

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

Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs.

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

Europe has enacted a new data privacy regulation, the General Data Protection Regulation, a violation of which could subject us to significant fines.

In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect across all member states of the European Economic Area, or EEA. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data, and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global turnover or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives is a rigorous and time-intensive process that may increase our cost of doing business, and the failure to comply with these laws could subject us to significant fines.

Risks Related to Our Dependence on Third-Parties

Third-parties have conducted clinical trials of our product candidates in the past, and our ability to influence the design and conduct of such trials was limited. Our current and future corporate-sponsored trials will also require us to rely on various third-parties. Any failure by a third-party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products.

We are currently advancing our clinical-stage product candidates through multiple corporate-sponsored clinical trials under corporate-sponsored INDs and through investigator sponsored trials. Prior to sponsoring our INDs for our product candidates, faculty members at academic institutions and other companies may have conducted and sponsored the INDs and clinical trials relating to our drug candidates.As such, we did not control the design or conduct of any trials conducted prior to the initiation of our corporate-sponsored INDs, and it is possible that the FDA will not view these previous trials as providing adequate support for future clinical trials or regulatory filings..

In addition, we have relied on contractual arrangements with academic institutions and investigators that provide us certain information rights with respect to the completed investigator-sponsored trials, including access to, and the ability to use and reference the data, including for our own regulatory filings, resulting from the completed trials. If these obligations are breached by the investigators or institutions, or if the data prove to be inadequate, then our ability to conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with our interpretation of the adequacy of the preclinical, manufacturing, and/or clinical data from these studies. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, and/or clinical data relating to our planned trials and/or may not accept such additional data as adequate for our regulatory filings.

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

To conduct our preclinical and clinical studies, we rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our direct control, which limits our control over the overall conduct of these studies and the ability to successfully complete them. In our corporate-sponsored trials and investigator sponsored trials of ELZONRIS and our clinical drug candidates, we have continued to engage various third-parties. If we are unable to maintain or enter into agreements with these third-parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third-parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then trials of our product candidates may be extended, delayed, compromised or terminated, and as a result we may not be able to commercialize our product candidates.

We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize products.

We may seek to enter into strategic partnerships in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of our products in territories outside the United States. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort, and/or third-parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product were disappointing.

If we ultimately determine that entering into strategic partnerships is in our best interest but either fail to enter into, are delayed in entering into, or fail to maintain such strategic partnerships:

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

We rely on third-party manufacturers to produce and supply our commercial products, clinical and preclinical product candidates. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to initiate or complete our clinical trials, commercialize our products or continue to sell any approved products.

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce clinical and preclinical product candidate supplies ourselves. As a result, we work with third-party CMOs to produce our products and clinical product candidates in acceptable quality and quantity for our ongoing and future clinical trials. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market ELZONRIS or our clinical drug candidates or may be delayed in doing so. We purchase and plan to purchase immunostimulants used with SL-701 from third-parties. Whereas GM-CSF and Imiquimod are commercially available products, poly-ICLC (Hiltonol®) is a development stage candidate and not commercially available. We do not have a right to manufacture poly-ICLC directly or through our third-party CMOs and are wholly dependent on a third-party manufacturer of poly-ICLC for clinical supply.  This third-party manufacturer currently has a limited supply and may be unable to provide adequate poly-ICLC to us in the future.

We also expect to rely upon third-parties to produce drug substance and drug product required for the clinical trials and commercial supply of our products and product candidates. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market them, if eventually approved. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs and future commercialization of any product candidates for which we may receive regulatory approval. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to CGMP and similar standards for products manufactured for non-US markets. Any failure by our third-party manufacturers to comply with CGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product or product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates. In addition, such failures could be the basis for action by the FDA to withdraw approvals for products previously granted to us and for other regulatory action, which could result in or lead to recall, seizure, fines, imposition of operating restrictions, total or partial suspension of production, injunctions, consent decrees, or civil or criminal sanctions.

We rely on our third-party manufacturers to purchase from third-party suppliers the materials necessary to produce our products and product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and materials that we use to manufacture and test our drugs. Such suppliers may not sell these materials to our third-party manufacturers at the times we need them or on commercially reasonable terms. We do not have control over the process or timing of the acquisition of these materials by our third-party manufacturers. Moreover, we currently do not have any agreements for the commercial production of these materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the material components thereof for a clinical trial, including an ongoing clinical trial, due to the need to replace a third-party manufacturer, could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our third-party manufacturers or we are unable to purchase these materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our products or product candidates.

We are working with our third-party manufacturers to optimize the manufacturing processes for our products and product candidates, including related drug substances, so that these products and product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and ultimate commercialization of any products that might be approved. Our third-party manufacturers may not be able to control batch-to-batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our third-party manufacturers may not be able to manufacture our products or product candidates at a cost, or in quantities, or in a timely manner necessary, to develop and commercialize them. If we successfully commercialize any of our product candidates, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third-parties with whom we currently work may need to increase their scale of production and/or we may need to secure additional suppliers.

Because of our reliance on contract manufacturers, we may choose to maintain a higher inventory of drug product and/or drug substance for any of our product candidates or approved products that would be necessary if we had direct control of the manufacturing assets.

We rely on a single third-party to manufacture and supply our drug substance and a single third-party to manufacture and supply our drug product for our products and product candidates. Any problems experienced by our third-party manufacturers or their vendors could result in a delay or interruption in the supply of our products or product candidates to us until the third-party manufacturer or its vendor cures the problem or until we locate and qualify an alternative source of manufacturing and supply.

The third-party manufacturers of our products and product candidates require specialized equipment and utilize complicated production processes that would be difficult, time-consuming and costly to duplicate. Thus, we have multiple third-party manufacturers who supply our drug product candidates, one third-party manufacturer for each of our product candidates. Because of this arrangement, there is a greater risk that issues in execution or changes in business focus and/or product risk assessments at a third-party manufacturer could cause delays in the clinical development or manufacture of a product or product candidate than if we used more than one third-party manufacturer for each product or product candidate. For each of our products and product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our products and product candidates for our clinical studies. Any prolonged disruption in a third-party manufacturer’s vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our third-party manufacturer’s their ability to manufacture our products or product candidates. This would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines and, if applicable, any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on their ability to manufacture our products and product candidates on our own and would cause us to seek additional third-party manufacturing contracts, thereby increasing our development costs and timelines, if applicable, and any commercialization costs. Moreover, third-party manufacturers and third-party laboratories performing analytical and other testing could receive inspection findings from regulatory authorities that require investigation and remediation, and this could result in business interruptions affecting the production of our product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturers’ shortages or supply shortages of their vendors.  We may suffer losses as a result of business interruptions that exceed coverage under our manufacturers’ insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturers can repair their facilities or we can qualify alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA approval of any new manufacturer would also be required. The delays associated with the qualification of a new manufacturer or the requalification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product candidates could negatively affect our business.

To the extent we elect to enter into licensing or collaboration agreements to develop and potentially commercialize our products or product candidates, our dependence on such relationships may adversely affect our business.

Our global commercialization strategy for certain of our products or product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of these products or product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing to collaborate under the terms provided is not in our best interest, and we may terminate such collaboration. Our collaborators could delay or terminate their agreements, and our products subject to collaborative arrangements may never be successfully commercialized.

Further, our future collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift, so that our programs receive less attention or resources than we would like, or they may be terminated altogether. Any such actions by our collaborators, on issues may adversely affect our business prospects and ability to earn income. In addition, we could have disputes with our future collaborators, on issues such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of any potential products or could result in time-consuming and expensive litigation or arbitration, which might not be resolved in our favor.

Even with respect to certain other products that we intend to commercialize ourselves, we may enter into agreements with collaborators to share in the burden of conducting clinical trials, manufacturing, and marketing our product candidates or products. In addition, our ability to apply our proprietary technologies to develop proprietary compounds will depend on our ability to establish and maintain licensing arrangements or other collaborative arrangements with the holders of proprietary rights to such compounds. We may not be able to establish such arrangements on favorable terms or at all, and our future collaborative arrangements might not be successful.

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining adequate patent protection for one or more of our products or product candidates.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the U.S. and other countries with respect to our products and product candidates or any future product candidate that we may license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products or product candidates, and by the maintenance of our trade secrets through proper procedures. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. We cannot be certain that patents will be issued, or that issued or allowed patents will not later be found to be invalid and/or unenforceable. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection.

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

Failure to obtain patents directed to all approved uses of ELZONRIS may enable a competitor to market ELZONRIS for such approved but unpatented indication(s), which could lead to price erosion for sales of ELZONRIS. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, we currently do not have any foreign composition of matter patent protection. We do, however, have foreign pending patent applications, as well as an issued patents in Australia and Mexico and an allowed patent application in Europe, that would cover certain uses of this peptide. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we currently do not have any composition of matter patent protection, although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. While we have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, we currently do not have any composition-of-matter patent protection. With respect to SL-801, we have licensed composition of matter patents issued in the U.S. and abroad directed to the SL-801 compound. While we have an issued patent in Canada and a patent application pending in the U.S. and Canada directed to our StemScreen® technology, we currently have no issued patents covering StemScreen® in the U.S. Although we have various patent applications pending in the U.S. and abroad that we anticipate may result in additional protection for ELZONRIS, our clinical drug candidates and StemScreen®, there can be no assurance that any of these applications will result in an issued patent, or that if they issue, they will provide additional meaningful protection for these assets. Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

Issued patents covering one or more of our products or product candidates could be found invalid or unenforceable if challenged in court.

If we were to initiate legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of patentable subject matter, novelty, obviousness, written description or non-enablement.

Grounds for an unenforceability assertion could be an allegation that someone connected with the prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Furthermore, any claims asserted against accused infringers could provoke those parties to petition the USPTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner and we were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or product candidates or certain aspects of our platform technology, StemScreen®. Such a loss of patent protection could have a material adverse impact on our business. Furthermore, adverse results on U.S. patents may affect related patents in our global portfolio.

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

Claims that our products or product candidates or StemScreen®, or the sale or use of our products or technology infringe the patent rights of third-parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our products or product candidates, the use of our products or product candidates, or our platform technology, StemScreen®, do not infringe third-party patents or other intellectual property. Third-parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third-parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future. Our failure to successfully defend against any claims that our product candidates or platform technology infringe the rights of third-parties could also adversely affect our business. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. For example, we are aware of third-party patents with certain claims directed to some of our product candidates, including one of the peptides used in SL-701 and structures which may be related to SL-1001. We may need to seek a license with respect to one or more of these third-party patents in order to commercialize our products. No assurance can be given that any such licenses will be available, or that they will be available on reasonable or commercially acceptable terms or at all. Failure to obtain any required licenses could restrict our ability to commercialize our products in certain territories or subject us to patent infringement litigation, could result in us having to cease commercialization of our products and/or subject us to money damages in such territories.

It is also possible that we have failed to identify relevant patents or applications. Patent applications covering our products, product candidates, or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products, product candidates or the use of our products.

In order to avoid or settle potential claims with respect to any patent rights of third-parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. These licenses may not be available on expected, reasonable, or acceptable terms, or at all. Even if we or any future strategic partners were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property.

Ultimately, we could be prevented from commercializing one or more of our products or product candidates, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Patent litigation could also expose us to significant monetary damages. This could harm our business significantly.

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

ELZONRIS, our clinical drug candidates, as well as some of our other product candidates and our platform technologies, are protected by intellectual property licensed from third parties, including academic institutions. If the licensors terminate the licenses, or fail to prosecute, maintain, enforce, and/or defend the licensed patents and patent applications, our competitive position, market share, and business prospects would be harmed.

We are a party to several license agreements relating to certain patents and patent applications owned by third-parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for ELZONRIS and SL-501, and we hold three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold an exclusive license from CanBas, Ltd. for SL-801 in all worldwide territories other than Japan, Korea, Taiwan, and China. The agreement with CanBas, Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying ELZONRIS and our product candidates and our StemScreen® platform technology. We expect to enter into additional license agreements as part of the development of our business.

We depend on our licensors to protect the proprietary rights covering ELZONRIS and our product candidates and we have limited, if any, control over the amount or timing of resources that they devote on our behalf, or the priority they place on, maintaining patent rights and prosecuting patent applications to our advantage. Moreover, we have limited, if any, control over the strategies and arguments employed in the maintenance of patent rights and the prosecution of patent applications to our advantage. Our current or future licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. Moreover, and possibly unbeknownst to us, our licensors may experience serious difficulties related to their overall business or financial stability, and they may be unwilling or unable to continue to expend the financial resources required to maintain and prosecute these patents and patent applications. While we intend to take actions reasonably necessary to enforce our patent rights, we depend, in part, on our licensors to protect a substantial portion of our proprietary rights and to inform us of the status of those protections and efforts thereto.

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

Although we have obtained such extensions in the past, there can be no assurance that our licensors will continue to extend the development timelines or other milestones contained in our license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, we could lose our rights to develop and commercialize ELZONRIS and the product candidates governed by the licenses, and competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•                  others may be able to make compounds that are the same as or similar to our products or product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

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

•      it is possible that our applications for patent term extension for ELZONRIS pursuant to the Hatch Waxman Act will not result in added patent term, or may result in a shorter patent term extension than we applied for or that is available under the Hatch Waxman Act;

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect ELZONRIS and  our product candidates.

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

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $3.88 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies, in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•                  results from or delays of clinical trials of our products or product candidates, as well as results of regulatory reviews relating to the approval of our product candidates;

•                  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•                  our dependence on third-parties, including clinical research organizations and contract manufacturing organizations, trial sites, clinical trial sponsors and clinical investigators;

•                  our ability to commercialize our approved product;

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

•                  our ability to maintain the license agreements for our products or product candidates;

•                  developments or disputes concerning patent applications, issued patents or other proprietary rights;

•                  the recruitment or departure of key scientific or management personnel;

•                  the level of expenses related to any of our products or product candidates or clinical development programs;

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 19.4% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 3.  Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Note 13: Commitments and Contingencies for more information on legal proceedings.

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

	High	Low
2017
First Quarter	$14.25	$5.50
Second Quarter	9.65	7.30
Third Quarter	11.70	7.30
Fourth Quarter	16.00	10.20
2018
First Quarter	$18.75	$13.05
Second Quarter	20.55	14.15
Third Quarter	17.85	13.90
Fourth Quarter	17.38	7.82

Holders

The number of record holders of our common stock as of March 15, 2019, was 158.  This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Options	3,514,018	$9.59	1,727,513
Restricted stock	2,794,455	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	6,308,473	—	1,727,513

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from January 28, 2013 through December 31, 2018, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market.  The graph assumes an investment of $100 on January 28, 2013, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of dividends.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014

Statement of operations data:
Grant Income	$500,000	$898,199	$1,041,354	$654,160	$335,287
Operating expenses:
Research and development	$47,725,019	$50,242,386	$27,869,921	$29,458,676	$21,240,599
General and administrative	39,061,667	19,214,207	12,056,890	8,828,843	8,084,580
Total operating expenses	86,786,686	69,456,593	39,926,811	38,287,519	29,325,179
Loss from operations	(86,286,686)	(68,558,394)	(38,885,457)	(37,633,359)	(28,989,892)
Other (expense) income	(7,505)	(6,330)	11,438	1,609	3,607
Interest expense	(794)	—	—	—	—
Interest income	1,270,620	736,330	545,718	387,889	156,310
Net loss before income taxes	$(85,024,365)	$(67,828,394)	$(38,328,301)	$(37,243,861)	$(28,829,975)
Income tax benefit	—	—	25,296	—	—
Net loss	$(85,024,365)	$(67,828,394)	$(38,303,005)	$(37,243,861)	$(28,829,975)
Net (loss) / income attributable to common stockholders per common share:
Basic and Diluted	$(2.99)	$(2.94)	$(2.15)	$(2.15)	$(2.23)
Weighted average number of common shares:
Basic and Diluted	28,388,901	23,056,928	17,804,681	17,289,021	12,936,741

	As of December 31,
	2018	2017	2016	2015	2014

Balance sheet data:
Cash and cash equivalents	$9,443,667	$4,795,098	$10,316,064	$13,376,196	$25,007,217
Total assets	$63,493,570	$67,006,168	$68,119,098	$98,215,623	$60,494,992
Other liabilities	$72,591	$96,826	$142,200	$648,190	$607,999
Accumulated deficit	$(289,088,064)	$(204,275,690)	$(135,742,607)	$(97,439,602)	$(60,195,741)
Total stockholders’ equity	$42,202,055	$47,070,429	$57,723,085	$88,111,956	$55,413,151

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

Overview

We are a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing innovative oncology therapeutics. In December 2018, the U.S. Food and Drug Administration, or FDA, approved our first product, ELZONRISTM (tagraxofusp-erzs; SL-401), a targeted therapy directed to CD123, for the treatment of adult and pediatric patients, two years and older, with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. ELZONRIS is commercially available for patients with BPDCN in the U.S.

Our pipeline of product candidates includes: SL-801, SL-701, SL-901, and SL-1001.

FDA approved product

ELZONRIS

ELZONRIS is a targeted therapy directed to the interleukin-3 receptor-a, or CD123, a target present on a wide range of malignancies, to varying extents, as well as some autoimmune disorders. ELZONRIS has been approved by the FDA for the treatment of BPDCN in adult and pediatric patients two years and older, in both treatment-naïve and previously-treated populations. The ELZONRIS label contains a boxed warning for capillary leak syndrome, or CLS, which may be life-threatening or fatal, and can occur in patients receiving ELZONRIS. Physicians are advised to monitor for signs and symptoms of CLS and take actions as recommended in the full prescribing information. ELZONRIS is the first treatment approved for BPDCN and the first approved CD123-targeted therapy.

We are also seeking to broaden the commercial potential of ELZONRIS, globally, through ongoing clinical trials in additional indications including chronic myelomonocytic leukemia, or CMML, and myelofibrosis, or MF, acute myeloid leukemia, or AML, as well as planned trials in other indications. Additional planned trials include BPDCN maintenance post-stem cell transplant and AML subsets that have the BPDCN diagnostic signature and/or enriched for CD123 expression.

Clinical pipeline product candidates

SL-801

SL-801 is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein implicated in a variety of malignancies. SL-801 has demonstrated preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and help optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801. The dosing regimen for SL-801 is currently being revised in light of the occurrence of non-dose limiting gastrointestinal effects. Our plan is to resume dosing at 70 mg/day for days 1-2 every seven days of a 28-day cycle and we expect to provide further data updates throughout 2019.

SL-701

SL-701 is an immunotherapy designed to direct the immune system to attack targets present on brain cancer and other malignancies. SL-701 is comprised of several short synthetic peptides that correspond to epitopes of targets including IL-13Ra2, EphA2, and survivin; two of these synthetic peptides (IL-13Ra2 and survivin) are mutant and believed to enhance immune activity. We completed a Phase 2 trial of SL-701 in adult patients with second-line glioblastoma, or GBM. Phase 2 data suggest SL-701 is generating target specific CD8+ T-cell responses in patients, which may be translating into improved clinical outcomes, including improved OS, in a subset of patients. SL-701 was awarded ODD from the FDA for the treatment of glioma in January 2015. We expect to provide further updates relating to this program later this year.

SL-901

SL-901 is an oral, small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma Sprl, or UCB. Prior to in-licensing, the agent had demonstrated preclinical activity in several tumor types, and was evaluated in an abbreviated Phase 1 clinical trial in Europe. A partial response, or PR, was reported in one patient with advanced lung cancer. Neither a DLT nor MTD was reached in the trial and we believe further dose escalation is possible and warranted. We also believe that Sl-901 may have utility in certain non-oncologic orphan diseases and preclinical work in this area is ongoing. We are currently evaluating plans to enable a new regulatory filing, including certain IND-enabling work, to continue clinical dose escalation.

SL-1001

SL-1001 is an oral, selective small molecule RET (rearranged during transfection) kinase inhibitor. Genetic alterations in the RET kinase have been found in a diverse range of cancers and, we believe, RET kinase represents a clinically validated target in multiple oncology indications. In March 2019, we in-licensed this preclinical drug candidate from the CRT Pioneer Fund. The candidate was rationally designed by scientists at Cancer Research UK Manchester Institute (United Kingdom), and has demonstrated potent, selective, preclinical anti-cancer activity, both in vitro and in vivo, in RET-driven tumor models. IND-enabling studies are planned, and we expect SL-1001 to enter the clinic in 2020.

SL-501

SL-501, a novel CD123-targeted therapy in preclinical development, is a high-affinity variant of ELZONRIS that has shown potency, in vitro and in vivo, against several hematologic tumor types, including AML, CMML, HL, and NHL.

Financings

We have devoted substantially all of our resources to develop our products and product candidates, prepare for commercialization, commercialize, manufacture our products and product candidates, build our intellectual property portfolio, execute our business plan, raise capital, and provide general and administrative support for these operations. Through December 31, 2018, we have generated minimal income to date, have not generated any income from product sales, and have funded our operations primarily through public and private sales of common stock and private sales of convertible preferred stock to our investors. From inception through December 31, 2018, we have received net proceeds of $278.2 million from the sale of common stock, $12.5 million from the sale of convertible preferred stock and $0.9 million from the issuance of convertible debt and $0.4 million from the exercise of our warrants.  The convertible preferred stock was retired in March 2010 and the convertible debt was converted into common stock in April 2013.

On January 18, 2019, we completed an underwritten follow-on public offering of 8,888,889 shares of our common stock, which included the underwriters’ exercise in full of the option to purchase 1,333,333 additional shares, at a price of $9.00 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.1 million.

We have never been profitable and our net loss from operations was $85.0 million for the year ended December 31, 2018, $67.8 million for the year ended December 31, 2017 and $38.3 million for the year ended December 31, 2016. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Note 13: Commitments and Contingencies for more information on legal proceedings.

Financial Operations Overview

Income

We have not generated any income from product sales and we have generated minimal income to date, all relating to a $3.5 million research funding received to date from the Leukemia and Lymphoma Society, or LLS, where we recognized income of $0.5 million during 2018, $0.9 million during 2017 and, $1.0 million during 2016. In the future, we may generate revenue from product sales, contingent on marketing approval for one of our product candidates and market acceptance of that product.  In addition, to the extent we enter into licensing or collaboration arrangements, we may have additional sources of income.

If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

The following table shows our research and development expenses for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
ELZONRIS	$26,126,934	$33,855,807	$14,161,925
SL-801	3,110,608	2,764,694	2,387,036
SL-701	428,165	1,211,241	2,536,927
Personnel expenses	15,308,877	10,276,948	8,022,193
Other expenses	2,750,435	2,133,696	761,840

Total research and development expenses	$47,725,019	$50,242,386	$27,869,921

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

We expense research and development costs to operations as incurred. Where milestone payments are due to third parties under research and development collaboration arrangements or other contractual agreements, the milestone payment obligations are expensed when the milestone conditions are met and the amount of payment is reasonably estimable.  We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the services have been performed or when the goods have been received, rather than when the payments are made.

We use our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. The components of our research and development costs are described in more detail in “Results of Operations.”

We anticipate that our research and development expenses will trend higher in future periods as we seek to complete development of our most advanced product candidates,commercialize ELZONRIS, and continue to develop our other product candidates and our platform technology.  We anticipate that the majority of our research and development expense will be devoted to the development of our product candidates.

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

•                  our ability to market and commercialize, either on our own or with strategic partners, and achieve market acceptance for any of our products or product candidates that we are developing or may develop in the future;

•                  our ability to manufacture, at a reasonable expense, adequate supplies of our products or product candidates for use in planned and future clinical trials and/or commercial distribution in the event of a successful regulatory approval; and

•                  the costs of preparing, filing, prosecuting, defending and enforcing patents and other intellectual property.

A change in the outcome of any of these or similar variables with respect to the development of a product or product candidate could mean a significant change in the costs and timing associated with the development of that product or product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate, we could be required to expend significant additional financial resources and time on the completion of clinical development. A similar result could occur if we experience significant delays in the progress of, including enrollment in, any clinical trials.

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

We anticipate that our general and administrative expenses will be moderately higher in future periods to further support a commercial product launch for ELZONRIS.

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

We continue to assess our ability to realize our deferred tax assets, which primarily consist of net operating losses, or NOL, carry-forwards. In assessing our ability to realize these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2018, 2017 and 2016, our deferred tax assets had full valuation allowances on them as we did not have sufficient positive evidence to recognize such deferred tax assets.

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

As of December 31, 2018, we had net operating losses of $209.5 million for federal and $213.3 million for state purposes and research and development credits of $39.0 million which expire in 2023 through 2038.

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

During the fourth quarter of the 2018 financial statements, we completed our analysis and determined no additional changes were necessary to the previously recorded provisional amounts.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated by either using a Black-Scholes option pricing model for stock option valuations or the closing stock price on date of grant for restricted stock. On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, we are accounting for forfeitures as they occur rather than estimate a forfeiture rate and we have recorded a cumulative-effect adjustment in equity of $0.7 million on the date of initial adoption. In addition, the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.  Previously, such amounts were recognized as an increase and decrease in additional paid-in capital.  We have adopted this aspect of the standard prospectively, and accordingly the excess tax benefits arising from share-based payments was approximately $7.1 million, $0.6 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. On June 20, 2018, the FASB issued ASU No. 2018- 07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU No. 2018-07 on April 1, 2018 and the net impact relating to the adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018

Income Recognition

We have not yet generated any revenue from product sales. Our sole source of revenue is grant income related to $3.5 million of research grants received to date from the Leukemia and Lymphoma Society.  Grant payments received prior to our performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant income once work is performed and qualifying costs are incurred.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

Research and development expense. Research and development expense was $47.7 million for the year ended December 31, 2018, compared with $50.2 million for the year ended December 31, 2017, which represents a decrease of $2.5 million. The lower costs were primarily driven by the wind-down and completion of the pivotal clinical trial for ELZONRIS partially offset by an increase in regulatory expenses to support the BLA filing for ELZONRIS.

General and administrative expense.  General and administrative expenses were $39.1 million for the year ended December 31, 2018, compared with $19.2 million for the year ended December 31, 2017, which represents an increase of $19.9 million. The higher costs were primarily attributable to a $16.5 million increase in pre-launch expenses in support of preparing for commercialization of ELZONRIS in BPDCN. Additionally, the higher expense was also due to a $3.1 million increase in non-cash stock compensation expense due in part to an increase in headcount. We expect commercial related expense will increase for the foreseeable future at a more modest rate to support the commercial launch of ELZONRIS.

Interest income.  Interest income was $1.3 million for the year ended December 31, 2018, compared with $0.7 million for the year ended December 31, 2017. The increase in income of $0.6 million is primarily due to higher market interest rates earned on our investment balances.

Comparison of Years Ended December 31, 2017 and 2016

Research and development expense.  Research and development expense was $50.2 million for the year ended December 31, 2017, compared with $27.9 million for the year ended December 31, 2016, which represents an increase of $22.3 million. The higher costs were primarily driven by an increase of $14.4 million in manufacturing expense to support clinical trials and a BLA filing for ELZONRIS. We also incurred $5.1 million in regulatory expenses to support a potential BLA filing for ELZONRIS. Additionally, we incurred $2.2 million in higher cash and noncash stock-based compensation expense resulting from an increase in headcount.

General and administrative expense.  General and administrative expenses were $19.2 million for the year ended December 31, 2017, compared with $12.1 million for the year ended December 31, 2016, which represents an increase of $7.1 million.  The higher costs were primarily attributable to $3.2 million of legal fees and by $2.3 million in pre-launch expenses in support of preparing for commercialization of ELZONRIS. Also driving the increase in costs was $1.7 million of cash compensation and non-cash stock-based compensation expense.

Interest income.  Interest income was $0.7 million for the year ended December 31, 2017, compared with $0.5 for the year ended December 31, 2016. The increase in income of $0.2 million is primarily due to higher average cash and investment balances during 2017 versus the prior year.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 IPO and subsequent follow-on offerings. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception.

Since inception and through December 31, 2018, we received net proceeds of $278.2 million primarily from the public sale of common stock from our 2013 IPO and four subsequent follow-on public offerings. On January 18, 2019, we completed an underwritten follow-on public offering of 8,888,889 shares of our common stock, which included the underwriters’ exercise in full of the option to purchase 1,333,333 additional shares, at a price of $9.00 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.1 million.

For the year ended December 31, 2018, we received net proceeds of $8.2 million from an At-the-Market offering, selling 442,579 shares at an average price of $19.24 per share.

As of December 31, 2018, our cash, cash equivalents and short and long-term investments totaled $60.1 million. We primarily invest our cash, cash equivalents, short-term investments and long-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, short-term investments and long-term investments including cash proceeds received from our follow-on offering in January 2019, will be sufficient to fund our operations for at least the next two years.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2018	2017	2016

Net cash used in operating activities	$(72,181,918)	$(49,618,794)	$(30,092,774)
Net cash provided by (used in) investing activities	10,796,584	(4,437,050)	26,676,870
Net cash provided by financing activities	66,033,903	48,534,878	355,772
Net increase (decrease) in cash and cash equivalents	$4,648,569	$(5,520,966)	$(3,060,132)

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities in 2018, 2017, and 2016 primarily resulted from research and development expenses as we continued our clinical trial activities relating to ELZONRIS, SL-801, and SL-701. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development. During 2018, there was also cash used for pre-launch expenses in support of the commercial launch of ELZONRIS in the U.S.

Investing activities.  The net cash provided by and used in investing activities for 2018, 2017, and 2016 reflects purchases and redemptions of short-term and long-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities. The net cash provided by financing activities for 2018 resulted primarily from our January 2018 issuance and sale of 4,255,000 shares of our common stock, which included the exercise in full of the option to purchase 555,000 additional shares, which generated gross cash proceeds of $59.6 million ($55.7 million cash proceeds, net of expenses). In addition, for the year ended December 31, 2018, we received net proceeds of $8.2 million from an At-the-Market offering, selling 442,579 shares at an average price of $19.24 per share. The net cash provided by financing activities for 2017 resulted primarily from our January 2017 issuance and sale of 5,175,000 shares of our common stock which generated gross cash proceeds of $51.8 million ($48.2 million cash proceeds, net of expenses). The net cash provided by financing activities for 2018, 2017 and 2016 was also impacted by the issuance of stock related to the 2015 Employee Stock Purchase Plan and exercise of employee and consultant stock options.

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

•                  revenue to be received from commercial sales of ELZONRIS and possibly from our product candidates, should any of our other product candidates receive marketing approval;

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

Expected Cash Requirements for Contractual Obligations

The following table presents our expected cash requirements for contractual obligations for each of the following years subsequent to December 31, 2018:

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations (1)	$1,863,465	$1,011,420	$852,045	$—	$—
Clinical trial CRO obligations (2)	6,301,362	5,612,224	689,138	—	—
Bioprocessing Contracts (3)	10,378,468	10,378,468	—	—	—
License agreements (4)	1,579,962	475,740	290,492	310,492	503,238
Regulatory Contracts (5)	3,023,321	3,023,321	—	—	—
Commercial Contracts (6)	9,064,795	9,064,795	—	—	—
Collaboration agreement (7)	4,350,000	4,350,000	—	—	—
Other commitments (8)	2,572,576	2,409,891	162,685	—	—
Total	$39,133,949	$36,325,859	$1,994,360	$310,492	$503,238

(1)         Operating lease obligations reflects our lease agreement with respect to our corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750.  The original term of this lease agreement was 42 months and it was set to expire on December 31, 2019. We exercised an option to extend this lease agreement for an additional 12 months to December 31, 2020. In July 2018, we entered into a new leasing agreement for additional office space at 750 Lexington Ave, New York, New York, for a monthly rent of $23,400. The term of this lease agreement is 12 months and it expires on July 31, 2019.

(2)         We have agreements in place with various contract research organizations (CROs) to facilitate research, clinical and data management services in connection with our three clinical-stage product candidates: ELZONRIS, SL-801, and SL-701.

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

(4)         We have executed several license agreements. Other than the payments noted in the table above, milestone and royalty payments associated with licensing have not been included as management cannot reasonably estimate if or when they will occur. These agreements include the following:

•                  Under a research and license agreement with Scott and White Hospital for ELZONRIS, we are required to pay royalties on annual sales of licensed products.

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

(5)         We have agreements in place with various regulatory consultants to assist us with our BLA filing for ELZONRIS.

(6)         We have an agreement in place with a marketing related agency to assist us in preparation for a commercial launch for ELZONRIS.

(7)         In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency, which, among other activities, encourages and sponsors research relating to blood cancers in order to develop therapies to cure or mitigate these diseases. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company, not to exceed $3.5 million, to support the Company’s preclinical and clinical development activities as well as providing an educational program to increase physician & patient awareness of BPDCN. Through December 31, 2018, the Company has received the full $3.5 million based on milestones achieved. In addition, Stemline has paid $0.6 million pursuant to the agreement as funding for the education program to increase awareness of BPDCN. The Company is required to make a one-time payment upon regulatory approval and commercialization of ELZONRIS. Additionally, the Company is required to make payments based on achievement of specific sale-based commercial milestones.

(8)         Other commitments include certain sponsored research.

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

Tax Loss Carryforwards

As of December 31, 2018, we had net operating losses of $209.5 million for federal and $213.3 million state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $39.0 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2038. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2018, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

Recently Adopted Accounting Standards

See Note 2 to our financial statements for recently adopted accounting standards.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $60.1 million as of December 31, 2018, $66.2 million as of December 31, 2017 and $67.6 million as of December 31, 2016, consisting of cash, U. S. Treasury and Agency securities and Treasury-related money market funds and FDIC-insured bank certificates of deposit.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2018, 2017 and 2016, all of our liabilities were denominated in our functional currency.

Item 8.  Financial Statements and Supplementary Data

Our financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management (including our Chief Executive Officer and our Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 31, 2018 based on those criteria.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal controls over financial reporting as of December 31, 2018 has been audited by our independent registered accounting firm, Ernst & Young LLP, as stated in their attestation report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stemline Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Stemline Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Stemline Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 financial statements of the Company and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. the federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Stamford, Connecticut

March 15, 2019

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

10.7*	Form of Indemnification Agreement between the Registrant and each director, filed as Exhibit 10.9 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.8*	Amended and Restated 2004 Employee, Director and Consultant Stock Plan, filed as Exhibit 10.10 to Form S-1on April 2, 2012 (File No. 333-180515) and incorporated herein by reference.

10.9*

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

10.11*	2012 Equity Incentive Plan, filed as Exhibit 10.13 to Form S-1/A on July 19, 2012 (File No. 333-180515) and incorporated herein by reference.

10.12*	Form of Incentive Stock Option Agreement under 2012 Equity Incentive Plan, filed as Exhibit 10.14 to Form S-1/A on July 19, 2012 (File No. 333-180515) and incorporated herein by reference.

10.13*	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Plan, filed as Exhibit 10.15 to Form S-1/A on July 19, 2012 (File No. 333-180515) and incorporated herein by reference.

10.14

Exclusive License Agreement between the Company and Dr. Ivan Bergstein M.D., effective as of December 1, 2003, filed as Exhibit 10.18 to Form S-1/A filed on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.15

Assignment Agreement between the Company and Ivan Bergstein, M.D., effective as of June 15, 2012, filed as Exhibit 10.20 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.16*	Offer Letter between the Company and Kenneth Zuerblis, dated March 8, 2012, filed as Exhibit 10.23 to Form S-1/A on June 20, 2012 (File No. 333-180515) and incorporated herein by reference.

10.17

Amendment No. 1 to Assignment Agreement between the Company and Ivan Bergstein, M.D., dated as of November 7, 2012, filed as Exhibit 10.26 to Form S-1/A on November 14, 2012 (File No. 333-180515) and incorporated herein by reference.

10.18*	Employment Agreement between the Company and David G. Gionco, dated January 16, 2014, filed as Exhibit 10.1 to Form 8-K on January 23, 2014 (File No. 001-35619) and incorporated herein by reference.

10.19†

License Agreement by and between Stemline Therapeutics, Inc. and the CanBas Co., Ltd, dated December 26, 2014, filed as Exhibit 10.30 to Form 10-K on March 16, 2015 (File No. 001-35619) and incorporated herein by reference.

Exhibit No.	Description

10.20*	Amendment No.1 to the 2012 Equity Incentive Plan, adopted March 13, 2015, filed as Exhibit 10.31 to Form 10-K on March 16, 2015 (File No. 001-35619) and incorporated herein by reference.

10.21*

Amendment No.1 to the Amended and Restated 2004 Employee, Director and Consultant Stock Plan, adopted March 13, 2015, filed as Exhibit 10.32 to Form 10-K on March 16, 2015 (File No. 001-35619) and incorporated herein by reference.

10.22*	Employment Agreement between the Company and Kenneth Hoberman, dated January 7, 2016, filed as Exhibit 10.1 to Form 8-K on January 13, 2016 (File No. 001-35619) and incorporated herein by reference.

10.23	2016 Equity Incentive Plan, adopted May 25, 2016, filed as Appendix A to the Company’s Definitive Proxy Statement on April 8, 2016 (File No. 001-35619) and incorporated herein by reference.

10.24

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

101

The following financial information from Stemline Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

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

STEMLINE THERAPEUTICS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stemline Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stemline Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2011.

/s/ Ernst & Young LLP

Stamford, Connecticut

March 15, 2019

STEMLINE THERAPEUTICS, INC.

Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,443,667	$4,795,098
Short-term investments	50,662,189	46,924,612
Prepaid expenses and other current assets	2,952,996	469,067
Total current assets	63,058,852	52,188,777
Property and equipment, net	222,413	136,672
Long-term investments	—	14,468,414
Other Assets	212,305	212,305
Total assets	$63,493,570	$67,006,168
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,153,062	$19,742,087
Other current liabilities	65,862	96,826
Total current liabilities	21,218,924	19,838,913
Other Liabilities	72,591	96,826
Total liabilities	21,291,515	19,935,739
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock $0.0001 par value, 53,750,000 shares authorized at December 31, 2018 and December 31, 2017. 31,943,186 shares issued and outstanding at December 31, 2018 and 25,313,595 shares issued and outstanding at December 31, 2017	3,194	2,531
Additional paid-in capital	331,343,484	251,489,546
Accumulated other comprehensive loss	(56,559)	(145,958)
Accumulated deficit	(289,088,064)	(204,275,690)
Total stockholders’ equity	42,202,055	47,070,429
Total liabilities and stockholders’ equity	$63,493,570	$67,006,168

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Operations

	Year Ended December 31,
	2018	2017	2016

Income:
Grant Income	$500,000	$898,199	$1,041,354
Operating expenses:
Research and development	47,725,019	50,242,386	27,869,921
General and administrative	39,061,667	19,214,207	12,056,890
Total operating expenses	86,786,686	69,456,593	39,926,811
Loss from operations	(86,286,686)	(68,558,394)	(38,885,457)
Other (expense) income	(7,505)	(6,330)	11,438
Interest expense	(794)	—	—
Interest income	1,270,620	736,330	545,718
Net loss before income taxes	(85,024,365)	(67,828,394)	(38,328,301)
Income tax benefit	—	—	25,296
Net loss	$(85,024,365)	$(67,828,394)	$(38,303,005)
Net loss per common share:
Basic and Diluted	$(2.99)	$(2.94)	$(2.15)
Weighted-average shares outstanding:
Basic and Diluted	28,388,901	23,056,928	17,804,681

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

	Year Ended December 31
	2018	2017	2016

Net loss	$(85,024,365)	$(67,828,394)	$(38,303,005)
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax	81,894	(52,308)	65,326
Reclassification adjustment for gain (loss) on investments included in net loss	7,505	6,152	(11,438)
Other comprehensive (loss) gain	89,399	(46,156)	53,888
Comprehensive loss	$(84,934,966)	$(67,874,550)	$(38,249,117)

STEMLINE THERAPEUTICS, INC.

Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Stockholders’
	Shares	Capital	Capital	Income (Loss)	(Deficit)	Equity (Deficit)

Balance, December 31, 2015	18,235,020	$1,825	$185,703,423	$(153,690)	$(97,439,602)	$88,111,956
Restricted stock grants	920,444	91	(91)	—	—	—
Forfeiture of restricted stock grants	(39,997)	(4)	4	—	—	—
Stock-based compensation	—	—	7,431,126	—	—	7,431,126
ESPP compensation expense	—	—	73,348	—	—	73,348
Issuance of common stock in connection with the ESPP	15,970	1	91,575	—	—	91,576
Issuance of common stock in connection with the exercise of stock options	87,786	9	264,187	—	—	264,196
Net loss	—	—	—	—	(38,303,005)	(38,303,005)
Other comprehensive income, net of tax	—	—	—	53,888	—	53,888
Balance, December 31, 2016	19,219,223	$1,922	$193,563,572	$(99,802)	$(135,742,607)	$57,723,085
Restricted stock grants	914,950	91	(91)	—	—	—
Forfeiture of restricted stock grants	(42,048)	(4)	4	—	—	—
Stock-based compensation	—	—	8,618,520	—	—	8,618,520
ESPP compensation expense	—	—	68,496	—	—	68,496
Adoption of accounting standard update related to stock compensation accounting (ASU 2016-09)	—	—	704,689	—	(704,689)	—
Issuance of common stock in connection with the ESPP	22,518	2	150,922	—	—	150,924
Issuance of common stock in connection with the exercise of stock options	23,952	2	141,738	—	—	141,740
Issuance of common stock in connection with follow-on public offering	5,175,000	518	48,241,696	—	—	48,242,214
Net loss	—	—	—	—	(67,828,394)	(67,828,394)
Other comprehensive loss	—	—	—	(46,156)	—	(46,156)
Balance, December 31, 2017	25,313,595	$2,531	$251,489,546	$(145,958)	$(204,275,690)	$47,070,429
Restricted stock grants	1,770,126	177	(177)	—	—	—
Forfeiture of restricted stock grants	(63,353)	(6)	6	—	—	—
Stock-based compensation	—	—	13,942,611	—	—	13,942,611
ESPP compensation expense	—	—	84,678	—	—	84,678
Adoption of accounting standard update related to stock compensation accounting (ASU 2018-07)	—	—	(211,991)	—	211,991	—
Issuance of common stock in connection with ESPP	24,599	2	194,212	—	—	194,214
Issuance of common stock in connection with the exercise of stock options	169,810	17	1,583,780	—	—	1,583,797
Issuance of common stock in connection with the exercise of warrants	30,830	3	352,525	—	—	352,528
Issuance of common stock in connection with follow-on public offering	4,697,579	470	63,908,294	—	—	63,908,764
Net loss	—	—	—	—	(85,024,365)	(85,024,365)
Other comprehensive income	—	—	—	89,399	—	89,399

Balance, December 31, 2018	31,943,186	$3,194	$331,343,484	$(56,559)	$(289,088,064)	$42,202,055

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(85,024,365)	$(67,828,394)	$(38,303,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,657	14,641	80,259
Stock-based compensation expense	13,942,611	8,618,520	7,431,126
Employee Stock Purchase Plan compensation expense	84,678	68,496	73,348
Amortization of premium paid on marketable securities	(96,723)	140,385	221,049
Net loss (gain) on sale of marketable securities	7,505	6,152	(11,438)
Income tax benefit from other comprehensive income	—	—	(25,296)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,483,929)	(178,320)	361,142
Other Assets	—	—	(212,305)
Accounts payable and accrued expenses	1,410,975	10,457,573	651,641
Other current liabilities	(37,366)	25,726	71,100
Deferred grant income	—	(898,199)	(541,354)
Other liabilities	(41,961)	(45,374)	110,959
Net cash used in operating activities	(72,181,918)	(49,618,794)	(30,092,774)

Cash flows from investing activities
Purchase of furniture and fixtures	(112,870)	(128,782)	(7,129)
Purchase of marketable securities	(63,201,965)	(61,893,074)	(26,464,749)
Sale and maturities of marketable securities	74,111,419	57,584,806	53,148,748
Net cash provided by (used in) investing activities	10,796,584	(4,437,050)	26,676,870

Cash flows from financing activities
Principal payments on finance lease liabilities	(5,401)	—	—
Proceeds from issuance of common stock from follow-on public offering, net	63,908,764	48,242,214	—
Proceeds from issuance of common stock from ESPP	194,215	150,924	91,576
Proceeds from exercise of stock options	1,583,797	141,740	264,196
Proceed from exercise of warrants	352,528	—	—
Net cash provided by financing activities	66,033,903	48,534,878	355,772
Net increase (decrease) in cash and cash equivalents	4,648,569	(5,520,966)	(3,060,132)
Cash and cash equivalents at beginning of period	4,795,098	10,316,064	13,376,196
Cash and cash equivalents at end of period	$9,443,667	$4,795,098	$10,316,064

Stemline incurred a capital lease obligation of $29,529 during the twelve month period ended December 31, 2018.

See accompanying notes.

STEMLINE THERAPEUTICS, INC.

Notes To Financial Statements

December 31, 2018

1.              Organization and Basis of Presentation

Organization

Stemline Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing proprietary oncology therapeutics. The Company’s activities to date have primarily consisted of commercializing ELZONRIS, preparing for commercialization, advancing its clinical stage programs, expanding and strengthening its intellectual property portfolio, identifying and acquiring additional product and technology rights and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

The Company has incurred losses from operations since inception of $300.8 million. Since its inception, most of its resources have been dedicated to the discovery, acquisition, preclinical and clinical development, and commercialization of its products and product candidates. In particular, it has expended and will continue to expend substantial resources for the foreseeable future developing and commercializing its products and product candidates, as well as its preclinical product candidates, drug discovery and acquisition efforts. These expenditures include costs associated with general and administrative costs, facilities costs, research and development, acquiring new technologies, manufacturing products and product candidates, conducting preclinical experiments and clinical trials and obtaining regulatory approvals, as well as commercializing. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products and product candidates currently in development. The Company expects its research and development expenses to increase significantly in connection with its ongoing and planned clinical trials and related manufacturing efforts, as well as  for expenses related to the commercial launch of ELZONRIS. As a result, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities, its marketing efforts for ELZONRIS, or product candidates, or for one or more indications for which it is developing ELZONRIS, or product candidates, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize its products or product candidates. ELZONRIS is a novel targeted therapy directed to the interleukin-3 receptor-a, or CD123, a target present on a wide range of malignancies as well as some autoimmune disorders. ELZONRIS has been approved by the FDA for the treatment of blastic plasmacytoid dendritic cell neoplasm (“BPDCN”) in adults and in pediatric patients two years and older, in both treatment-naïve and previously-treated populations in the United States.

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

Reclassifications

Certain reclassifications have been made to footnote 8 “Accounts Payable and Accrued Expenses” for the period ended December 31, 2017 to conform to the presentation under the period ended December 31, 2018. These reclassifications to adjust prior period presentation had no impact on previously reported accrued expenses.

2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less. At December 31, 2018 and 2017, cash equivalents consisted of deposits in financial institutions and money market mutual funds invested in U.S. treasury securities. The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents. The Company primarily invests cash, cash equivalents, short-term investments and long-term investments in US Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposits with the balance in commercial bank operating accounts.

The Company has not experienced any losses from credit risks.

Inventory

Inventories are recorded at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company will capitalize inventory costs associated with ELZONRIS after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. As of December 31, 2018, the Company did not capitalize any amount of costs into inventory following the FDA approval of  ELZONRIS on December 21, 2018. The Company periodically analyzes inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write-down such inventories as appropriate.

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

Other-Than-Temporary Impairment Losses on Investments

The Company regularly monitors its available-for-sale portfolio to evaluate the necessity of recording impairment losses for OTT declines in the fair value of investments. Management makes this determination through the consideration of various factors such as management’s intent and ability to retain an investment for a period of time sufficient to allow for any anticipated recovery in market value. OTT impairment losses result in a permanent reduction of the cost basis of an investment. For the years ended December 31, 2018 and 2017, the Company did not realize any investment losses due to OTT declines in fair value.

Property and Equipment

Property and Equipment are stated at cost and depreciated on a straight-line basis over the shorter of their estimated useful lives or or related contract terms beginning in the year the asset was placed into service. Normal repair and maintenance costs are expensed as incurred. The useful lives by asset category are as follows:

Furniture and Fixtures	3-5 years
Computer Equipment	5 years
Manufacturing Equipment	7 years

Leasehold improvements are amortized over the lesser of the lease terms or the estimated useful life of the improvements and such amortization is included in depreciation expense.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, (the Company’s furniture and fixtures), for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company purchased fixed assets during 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, the Company did not realize any impairment losses.

Grant Income Recognition

The Company has not generated any revenue from product sales up through December 31, 2018, and it has generated minimal revenues to date, all relating to $3.5 million in research grants received from the Leukemia and Lymphoma Society, or LLS.  This research grant was awarded to the Company to support funding some of the costs for the ongoing ELZONRIS clinical trials.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. The Company has recognized approximately $0.5 million, $0.9 million and $1.0 million of income related to the LLS grant for the years ended December 31, 2018, 2017 and 2016, respectively, which reflect twelve months of income recognized, respectively, on a straight-line basis, based on the Company’s best estimates of the timing of work to be performed and qualifying costs incurred.

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

Research and Development Costs

Research and development costs are comprised primarily of costs for personnel, including salaries and benefits; clinical studies administered by third-party investigators and managed by Stemline personnel; materials and supplies to support the Company’s clinical programs; contracted research; manufacturing; related consulting arrangements; costs related to upfront and milestone payments under license agreements; and other expenses incurred to sustain the Company’s overall research and development programs. Where milestone payments are due to third parties under research and development collaboration arrangements or other contractual agreements, the milestone payment obligations are expensed when the milestone conditions are met and the amount of payment is reasonably estimable.  Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when activities have been performed or when the goods have been received.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situation where a company does not have the necessary information available , prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. It allows companies to record provisional amounts during a measurement period, which is not to extend beyond one year. Consistent with SAB 118, the Company was able to make reasonable estimates and recorded provisional amounts related to the remeasurement of the deferred tax asset in the fourth quarter 2017 consolidated financial statements. The recorded amount may require further adjustments due to evolving analysis and interpretations of law, including issuance by the IRS and other regulatory bodies, state tax conformity to federal changes, as well as interpretations of how accounting for income taxes should be applied. During the fourth quarter of the 2018 financial statements, the Company completed their analysis and determined no additional changes were necessary to the previously recorded provisional amounts.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized over the requisite service periods of the awards on a straight-line basis at the grant-date fair value calculated using a Black-Scholes option pricing model for stock options and the closing stock price on date of grant for restricted stock. On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, we are accounting for forfeitures as they occur rather than estimate a forfeiture rate and we have recorded a cumulative-effect adjustment in equity of $0.7 million on the date of initial adoption. In addition, the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.  Previously, such amounts were recognized as an increase and decrease in additional paid-in capital.  We have adopted this aspect of the standard prospectively, and accordingly the excess tax benefits arising from share-based payments was approximately $7.1 million, $0.6 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. On June 20, 2018, the FASB issued ASU No. 2018- 07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU No. 2018-07 on April 1, 2018 and the net impact relating to the adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018.

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

In the event a modification is made to an equity award after the grant date, the Company records a change in stock-based compensation expense equal to the incremental fair value of the equity award immediately subsequent to the modification as compared to the fair value of the equity award immediately preceding the modification. During 2018 and 2016, the Company modified certain outstanding equity award held by employees and certain Directors. These modifications resulted in incremental compensation cost of $1.1 million and $0.8 million for the years ended December 31, 2018, and 2016 respectively.

Segment Information

The Company reports segment information in accordance with applicable guidance on segment disclosures. The Company has one reportable segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update, Revenue From Contracts With Customers (Topic 606) (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue.. This guidance includes the required steps to achieve the core principle that an entity should recognize income to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016.  The Company adopted this guidance on January 1, 2018 using the full retrospective method.  The accounting standard had no impact on the financial position, results of operations or cash flows since the Company has no contracts with customers. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

As noted below in Note 10 to the Company’s Financial Statements, the Company has received grant income from The Leukemia and Lymphoma Society (“LLS”) to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. The Company has determined that LLS is not a customer as defined by Topic 606. The Company recognizes grant income when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant income will be received based on the Company’s best estimates of work performed and qualifying costs incurred.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (“ROU”) assets.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease.  The Company adopted the standard as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date.

We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification.  In addition, we elected to combine the lease and non-lease components for the asset categories comprising our leases and are making an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.

We estimate that adoption of the standard will result in recognition of additional lease ROU assets and lease liabilities of approximately $2 million. We do not expect adoption of the standard to materially affect our consolidated net income or cash flows.

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

In January 2017, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, The Company is accounting for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of $0.7 million on the date of initial adoption. In addition, the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.  Previously, such amounts were recognized as an increase and decrease in additional paid-in capital.  We have adopted this aspect of the standard prospectively, and accordingly the excess tax benefits arising from share-based payments was approximately $7.1 million, $0.6 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. ASU 2017-09 is applied prospectively to awards modified on or after the effective date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of this standard did not have a material impact to the Company’s Balance Sheets, Statement of Operations, or Statement of Cash Flows.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act” or the “Tax Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduction in the corporate tax rate under the TCJ Act will also require a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%. As such, the Company currently calculates a reduction in the value of these assets of approximately $25.0 million, which is fully offset by a valuation allowance and has no impact on the income tax provision. During the fourth quarter of the 2018 financial statements, that company has completed their analysis and determined no additional changes to the previous recorded provisional amounts.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. The Company is incorporating this ASU into its assessment and adoption of ASU 2016-02, as dicussed above.

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

In November 2018, ASU 2018-18 was issued to provide clarity on when transactions between entities in a collaborative arrangement should be accounted for under the new revenue standard, ASC 606. In determining whether transactions in collaborative arrangements should be accounted under the revenue standard, the update specifies that entities shall apply unit of account guidance to identify distinct goods or services and whether such goods and services are separately identifiable from other promises in the contract. ASU 2018-18 also precludes entities from presenting transactions with a collaborative partner which are not in scope of the new revenue standard together with revenue from contracts with customers. The accounting update is effective January 1, 2020 and early adoption is permitted. The adoption of ASU 2018-18 is not expected to have an impact on the Company’s financial statements.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases. Specifically addressed in this Update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. The Company is incorporating this ASU into its assessment and adoption of ASU 2016-02.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Basic and Diluted loss per common share calculation:
Net loss attributable to common shareholders — basic and diluted	$(85,024,365)	$(67,828,394)	$(38,303,005)
Basic and diluted weighted-average common shares	28,388,901	23,056,928	17,804,681
Basic and diluted net loss per share	$(2.99)	$(2.94)	$(2.15)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised, dilutive restricted stock has vested and outstanding warrants are issued. For the years ended December 31, 2018, 2017 and 2016, the Company reported a loss from operations and therefore, all potentially dilutive stock options, restricted stock, and outstanding warrants as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options, restricted stock, and outstanding warrants that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive were as follows:

	Year Ended December 31
	2018	2017	2016
Unvested restricted stock	2,794,455	1,724,837	1,268,092
Options outstanding	3,514,018	3,174,964	3,090,752
Warrants	—	99,529	99,529
Total	6,308,473	4,999,330	4,458,373

4. Marketable Investments

The following table summarizes the Company’s cash equivalents and available for sale securities:

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$2,482,621	$—	$—	$2,482,621
Cash equivalents:
Money market funds	6,961,046	—	—	6,961,046

Total cash and cash equivalents	9,443,667	—	—	9,443,667

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,013,336	—	(1,146)	2,012,190
Federal home loan bank	6,020,492	—	(10,646)	6,009,846
Freddie Mac	2,512,252	—	(8,530)	2,503,722
U.S. Treasury Securities	20,123,026	767	(11,553)	20,112,240
Other	—	—	—	—

Certificate of Deposits	20,024,346	—	(155)	20,024,191

Total Short-term investments	50,693,452	767	(32,030)	50,662,189

Total	$60,137,119	$767	$(32,030)	$60,105,856

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash:
Cash from operating accounts	$3,088,659	$—	$—	$3,088,659
Cash equivalents:
Money market funds	1,706,439	—	—	1,706,439
Total cash and cash equivalents	4,795,098	—	—	4,795,098

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	13,631,041	—	(31,396)	13,599,645
Federal farm credit bank	1,249,823	—	(1,869)	1,247,954
Federal home loan bank	5,923,497	—	(14,197)	5,909,300
Freddie Mac	5,409,227	—	(19,182)	5,390,045
U.S. Treasury Securities	6,282,231	—	(12,578)	6,269,653
Other	1,019,302	—	(612)	1,018,690

Certificate of Deposits	13,489,241	84	—	13,489,325

Total Short-term investments	47,004,362	84	(79,834)	46,924,612
Long-term investments:
Fixed-income treasury portfolio:
Federal home loan bank	2,753,337	—	(15,529)	2,737,808
Freddie Mac	2,509,471	—	(13,635)	2,495,836
U.S. Treasury Securities	1,503,030		(11,748)	1,491,282

Certificate of Deposits	7,743,488	—	—	7,743,488

Total Long-term investments	14,509,326	—	(40,912)	14,468,414

Total	$66,308,786	$84	$(120,746)	$66,188,124

At December 31, 2018 and December 31, 2017, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet was less than 12 months, and remaining contractual maturities of available-for-sale investments classified as long-term were less than two years.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at December 31, 2018 and December 31, 2017. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2018.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Prepaid third-party vendor costs	$1,851,553	$131,286
Deposits	189,000	—
Prepaid insurance	69,021	44,065
Deferred registration fees	—	143,924
Other receivable	843,422	149,792
Total	$2,952,996	$469,067

6. Property and Equipment, Net

Property and equipment consist of the following at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Office furniture and fixtures	$519,675	$519,675
Manufacturing equipment	107,258	13,000
Leasehold improvements	82,694	82,694
Capital Lease Equipment	29,529	—
Computer Equipment	18,612	—
Property and equipment	757,768	615,369
Less accumulated depreciation and amortization	(535,355)	(478,697)
Property and equipment, net	$222,413	$136,672

Depreciation and amortization expense was $56,657, $14,641 and $80,259 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2018

Fixed-income treasury portfolio	$30,637,998	$—	$—	$30,637,998
Certificate of Deposits	—	20,024,191	—	20,024,191
Cash and cash equivalents	9,443,667	—	—	9,443,667
Total assets at fair value	$40,081,665	$20,024,191	$—	$60,105,856

	December 31, 2017
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017

Fixed-income treasury portfolio	$40,160,213	$—	$—	$40,160,213
Certificate of Deposits	—	21,232,813	—	21,232,813
Cash and cash equivalents	4,795,098	—	—	4,795,098
Total assets at fair value	$44,955,311	$21,232,813	$—	$66,188,124

There were no transfers between levels in the fair value hierarchy during any of the periods presented herein.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2018	2017
Accrued research and development costs	$8,790,920	$14,841,071
Accrued compensation	5,515,002	2,940,039
Accrued legal	687,042	780,664
Accrued Commercial Costs	4,614,507	590,530
Accrued General and Administrative Costs	1,545,591	589,783
Total accounts payable and accrued expenses	$21,153,062	$19,742,087

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

Representative’s Warrants

On October 1, 2012, the Company agreed to issue to the representative of the underwriters in the IPO warrants to purchase up to 99,529 shares of the Company’s common stock in the event of a successful public offering.  The warrants are exercisable for cash or on a cashless basis at a price per share equal to $15.00.  The term of the warrants is five years and they expire on January 28, 2018.  During the year ended December 31, 2018 warrants to purchase 99,529 share of common stock were exercised, resulting in proceeds of approximately $0.4 million. A portion of these transactions were processed via cashless exercises. As of December 31, 2018, there were no warrants outstanding. Based on a successful public offering in January of 2013, these warrants were issued and accounted for as a cost of issuance.  The Company has determined, based upon a Black-Scholes model, that the fair value of the warrants on the date of IPO was $413,146.  The Company has accounted for the fair value of the warrants as a cost of issuance of common stock from the IPO resulting in a charge directly to stockholder’s equity.

Common Stock

As of December 31, 2018, the Company was authorized to issue 53,750,000 shares of common stock.  Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of the shares of the stock options.

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

For the year ended December 31, 2018, the Company received net proceeds of $8.2 million from an At-the-Market offering, selling 442,579 shares at an average price of $19.24 per share.

On January 18, 2019, the Company completed a fifth follow-on public offering, selling 8,888,889 shares at an offering price of $9 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 1,333,333 shares at an offering price of $9 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.1 million.

The Company may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations and strategic and licensing arrangements.

10. Grant Income

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate, after LLS’s review process, that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement, LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through December 31, 2018, the Company has received $3.5 million based on milestones achieved. The Company has recognized approximately $0.5 million, $0.9 million and $1.0 million of income related to the LLS grant for the years ended December 31, 2018, 2017, and 2016, respectively, which reflects income recognized, respectively, on a straight-line basis, based on the Company’s best estimates of work performed and qualifying costs incurred. The TAP agreement terminates when there are no longer any payment obligations.

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

As of December 31, 2018, there were 1,727,513 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $13.9 million, $8.6 million and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The exercise of stock options and the vesting of restricted stock during the year ended December 31, 2018 generated an income tax deduction of approximately $11.8 million. In January 2017, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which amends Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, The Company is accounting for forfeitures as they occur rather than estimate a forfeiture rate and has recorded a cumulative-effect adjustment in equity of $0.7 million on the date of initial adoption. In addition, the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.  Previously, such amounts were recognized as an increase and decrease in additional paid-in capital.  We have adopted this aspect of the standard prospectively, and accordingly the excess tax benefits arising from share-based payments was approximately $7.1 million, $0.6 million and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Research and development	$5,965,089	$3,732,742	$3,186,783
General and administrative	7,977,522	4,885,778	4,244,343
Total	$13,942,611	$8,618,520	$7,431,126

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

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2018, 2017 and 2016, are as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.91%	1.92%	1.56%
Expected volatility	75.94%	75.76%	73.53%
Dividend yield	—	—	—
Expected life	6.26 years	6.07 years	6.03 years

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

For the years ended December 31, 2018, 2017 and 2016 the Company issued 169,810 shares, 23,952 shares and 87,786 shares of the Company’s common stock, respectively, upon the exercise of outstanding stock options and received proceeds of approximately $1,583,810, $141,740 and $264,196, respectively. For the years ended December 31, 2018, the company received a tax benefit of $7.1 million from the exercise of stock options, and for the years ended December 31, 2017 and December 31, 2016, the Company realized no tax benefit from the exercise of stock options. As of December 31, 2018, there was approximately $7.5 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.18 years.

The Company’s stock options outstanding at December 31, 2018, 2017 and 2016 and changes during the years ended December 31, 2018, 2017 and 2016 are presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,121,726	$10.74
Options granted	1,132,972	5.29
Options exercised	(87,786)	3.01
Options forfeited	(76,160)	18.17
Outstanding at December 31, 2016	3,090,752	$8.78
Options granted	131,000	8.40
Options exercised	(23,952)	5.92
Options forfeited	(22,836)	15.51
Outstanding at December 31, 2017	3,174,964	$8.74
Options granted	609,000	15.21
Options exercised	(169,810)	9.33
Options forfeited	(100,136)	17.15
Outstanding at December 31, 2018	3,514,018	$9.59	6.08	$10,087,201
Options exercisable at December 31, 2018	2,248,633	$9.01	4.83	$7,712,045

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $1.4 million, $0.2 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company’s non-vested restricted stock at December 31, 2018, 2017 and 2016, and changes during the years ended December 31, 2018, 2017 and 2016 are presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	553,045	$13.91
Shares granted	920,444	4.93
Shares vested	(165,400)	14.30
Shares forfeited	(39,997)	11.80
Outstanding at December 31, 2016	1,268,092	$7.41
Shares granted	914,950	8.91
Shares vested	(416,157)	9.02
Shares forfeited	(42,048)	6.92
Outstanding at December 31, 2017	1,724,837	$7.83
Shares granted	1,770,126	16.28
Shares vested	(637,155)	9.14
Shares forfeited	(63,353)	12.22
Outstanding at December 31, 2018	2,794,455	$12.79

For the year ended December 31, 2018, the Company granted 1,770,126 shares of restricted stock, at a weighted-average grant date fair value of $16.28 per share amounting to approximately $28.8 million in total aggregate fair value. At December 31, 2018, approximately 2,794,455 shares remained unvested and there was approximately $27.7 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 1.97 years.

The total fair value of shares vested during 2018, 2017 and 2016 was approximately was approximately $5.8 million, $3.8 million, and $2.4 million.

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

On August 2018, the FDA accepted the Company’s Biologics License Application, or BLA, for ELZONRIS for the treatment of BPDCN, in adults and in pediatric patients two years and older. As a result of the approval, the underlying performance condition associated with the performance share awards, or PSAs, were met and the Company recognized approximately $0.3 million of stock compensation expense related to the PSAs for twelve-month period ended December 31, 2018.

In addition, ELZONRIS received FDA approval on December 21, 2018 for the treatment BPDCN. As a result of the approval, the underlying performance condition associated with the PSAs were met and the Company recognized approximately $0.9 million of stock compensation expense related to the PSAs for the three months ended December 31, 2018. The remaining $5.9 million of stock compensation expense is expected to be recognized through the remaining time-based vesting criteria related to the PSAs are satisfied.

For awards with performance conditions, such as obtaining FDA approval on a developed product, capital raises, a change in control or a sale of the company, no expense is recognized, and no measurement date can occur, until the occurrence of the event is probable.

Awards Granted to Non-Employees

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. On June 20, 2018, the FASB issued ASU No. 2018- 07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company early adopted ASU No. 2018-07 on April 1, 2018 and the net impact relating to the adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018. Total compensation cost that has been charged against operations related to stock-based awards granted to non-employee consultants was approximately $1.9 million, $0.8 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such rights or (ii) the fair value of the shares on the date such rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the twelve months ended December 31, 2018, the Company recorded approximately $84,678 of compensation expense, related to participation in the 2015 ESPP.

12. Income Taxes

For the year ended December 31, 2018, 2017, and 2016, the Company recognized $0, $0, and $25,296, respectively. The $25,296 of income tax benefit in 2016 was a result of the application of intraperiod tax allocation provisions of ASC 740, under which the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that should be allocated to net loss. The non-cash income tax benefit was offset in full by income tax expense recorded in other comprehensive income. For years shown, components of the Company’s income tax expense (benefit) were as follows:

	2018	2017	2016
Deferred:
Federal	$(22,694,902)	$(8,370,870)	$(16,917,231)
State and local	7,039,257	4,968,667	(3,063,684)
	(15,655,645)	(3,402,203)	(19,980,915)
Increase in valuation allowance	15,655,645	3,402,203	19,955,619
Total tax expense	$—	$—	$(25,296)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Percent of pre-tax income:
U.S. federal statutory income tax rate	(21.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	8.3	(3.6)	(7.5)
Permanent items	1.7	5.6	7.0
R&D Credit	(8.4)	(14.8)	(17.2)
ASU 2016-09	—	(7.2)	—
Change in state deferred rate	—	10.8	(0.5)
Impact of tax reform	—	38.2	—
Deferred Tax Adjustment	1.1	—	—
RTP Adjustment	(0.1)	—	—
Change in valuation allowance	18.4	5.0	52.1
Effective income tax rate	—%	—%	(0.1)%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2018	2017
Current deferred tax assets:
Accrued expenses	$—	$—
Valuation allowance	—	—
Total current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Accrued expenses	$1,282,612	$784,671
Net operating loss carryforwards	44,990,238	34,220,690
Research and Development	39,005,879	31,591,504
Depreciable and Amortizable Assets	7,484,108	12,131,537
Nonqualified stock compensation	3,751,544	3,079,231
	96,514,381	81,807,633
Valuation allowance	(96,514,381)	(81,807,633)
Total noncurrent deferred tax assets	$—	$—

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

Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2018, 2017 and 2016.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2018:

	Amount	Expiration
Federal net operating losses (pre tax reform)	$135,509,637	2023-2037
Federal net operating losses (post tax reform)	$74,018,998	Unlimited
State net operating losses	$213,326,466	2023-2038
Research and development credits	$39,005,877	2023-2038

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

The Company did not have unrecognized tax benefits as of December 31, 2018 and does not expect this to change significantly over the next twelve months. As of December 31, 2018, the Company has not accrued interest or penalties related to uncertain tax positions. The Company’s tax returns for the years ended December 31, 2009 through December 31, 2018 are still subject to examination by major tax jurisdictions.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for any years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company is subject to taxation in the United States and various states. The 2015 US federal income tax return is currently under examination, the resolution of which is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Under the Company’s license agreements, the Company could be required to pay up to a total of $217.1 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2018, the Company has paid or accrued $7.3 million in payments resulting from the execution of certain agreements, patent approvals, the initiation of sponsor research agreements, and compound development agreements. Milestone payments will also be due upon the issuance of certain patents, the initiation of certain clinical trials, the submission of regulatory applications and certain regulatory approvals, in addition to sales milestones and single digit royalties payable on commercial sales if any occur.

Scott and White Memorial Hospital

In June 2006, the Company entered into a research and license agreement, as amended in December 2008, March 2010 and July 2011 (collectively the “S&W Agreement”), with Scott and White Memorial Hospital and Scott, Sherwood and Brindley Foundation, and its affiliate Scott and White Clinic (collectively “S&W”) for the rights to ELZONRIS and SL-501. ELZONRIS is a targeted therapy directed to CD123, and is being developed to treat patients with hematologic cancers. SL-501 is a next generation CD123-targeted therapy and is in preclinical development. The Company have made certain payments to Scott and White for such research services pursuant to the agreement, which through December 31, 2018, totals approximately $1.0 million in the aggregate. The Company is required to pay single-digit royalties on sales of these products, if any, and a percentage of upfront payments the Company may receive from a sublicensee. The S&W Agreement will expire in its entirety upon the later to occur of (i) the 10th anniversary of the first commercial sale of a product and (ii) the expiration of the last issued patent claiming or covering a product. The Company may terminate the S&W Agreement at its sole discretion at any time after a specified number of days following written notice and either party may terminate for a material breach of the agreement that is not cured within a specified number of days.

University of Pittsburgh

In September 2009, the Company entered into an exclusive license agreement with the University of Pittsburgh (“UP”) that covers patent rights claiming composition of a shortened variant of the IL-13Rα2 peptide (the “UP Agreement”) utilized by the Company in its SL-701 composition. The Company paid UP an upfront license fee that was expensed to research and development cost for the year ended December 31, 2009. In addition to the upfront payment, the Company is required to pay annual fees, milestone payments (which are contingent upon achievement of pre-defined clinical, regulatory and commercial events), and, upon regulatory approval, single-digit royalty payments on net sales, and a percentage of non-royalty revenue from sublicensees, which decreases if the applicable sublicense agreement is entered into after a certain clinical milestone has been met. Through December 31, 2018, the Company have paid an aggregate of approximately $0.7 million in fees to the University under the agreement. The Company also must make certain payments to the University of up to approximately $4.2 million upon the achievement of specific regulatory and commercial milestone events. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP that covers patent rights claiming use of a shortened peptide of EphA2, which the Company may use for the diagnosis, treatment or prevention of diseases and tumors of the brain and which the Company is currently utilizing in its SL-701 composition. The Company paid UP an initial license fee and is required to pay UP annual license maintenance fees until the first commercial sale of a licensed product, a single-digit royalty on sales, and a minimum annual royalty following the first commercial sale of a licensed product. Through December 31, 2018, the Company have paid an aggregate of approximately $0.1 million in fees to the University under the agreement. The UP Agreement will expire in its entirety upon the expiration of the last issued patent claiming or covering the product. The Company may terminate the UP Agreement at its sole discretion at any time after a specified number of days following written notice and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days.

In March 2012, the Company entered into a non-exclusive license agreement with UP for the right to use certain information and data contained in the applications for investigational new drugs, or INDs, relating to clinical trials with an earlier version of SL-701 that were conducted by UP. The Company may use the information and data for the development, manufacture, regulatory approval and commercialization of pharmaceutical products. The Company paid UP an initial license fee and will be required to make a payment following a specified regulatory milestone, and a percentage of non-royalty revenue it may receive from any sublicensees. Through December 31, 2018, the Company has paid an aggregate of approximately $27,500 in fees to the University under the agreement. The UP Agreement will expire in its entirety in March 2032 unless earlier terminated by a party. The Company may terminate the UP Agreement at its sole discretion at any time prior to incorporating or referencing the data or UP INDs, after a specified number of days following written notice, and UP may terminate for a material breach of the agreement by the Company that is not cured within a specified number of days or if the IL-13Rα2 license agreement is terminated.

Leukemia and Lymphoma Society

In October 2013, the Company entered into a contract relating to the Therapy Acceleration Program (“the TAP Agreement”) with The Leukemia and Lymphoma Society (“LLS”). LLS is a national voluntary health agency which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate, after LLS’s review process, that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. Pursuant to the TAP Agreement,

LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities as well as providing a educational program to increase physician & patient awareness of BPDCN. Through December 31, 2018, the Company has received the full $3.5 million based on milestones achieved. In addition, Stemline has paid 0.6 million pursuant to the agreement as funding for the education program to increase awareness of BPDCN.

In consideration of funding by LLS and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company may be required to pay LLS a cash multiple on the LLS funding, (LLS funding is the $3.5 million less any amount Stemline contributes to LLS to support the Company’s preclinical and clinical development activities to bring ELZONRIS to commercialization). The total amount payable by the Company to LLS will not exceed three (3) times the amount of net funding received from LLS of $2.9 million. The Company is required to make a one-time payment upon regulatory approval and commercialization of ELZONRIS. Additionally, the Company is required to make payments based on achievement of specific sale-based commercial milestones. The Company may terminate the license for any or no reason upon 60 days advance written notice to LLS. If either party breaches a material obligation under the agreement and such obligation is not cured within a specified period of time following written notice from the other party, the non-breaching party may terminate the agreement upon an additional written notice.

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

The agreement survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which the Company’s license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. The Company may terminate the license for any or no reason upon 60 days advance written notice to CanBas. If either party breaches a material obligation under the agreement and such obligation is not cured within a specified period of time following written notice from the other party, the non-breaching party may terminate the agreement upon an additional written notice.

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

Additionally, the Company may be obligated to pay UCB tiered royalties based on aggregate net sales, by the Company or its sublicensees, of products containing the licensed compound until the latest date of a period of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims or the expiration or termination of the last regulatory exclusivity period. The royalty rates are in the low double digits and are tiered up based on annual net sales. The Company must exercise commercially reasonable efforts to develop, obtain regulatory approval and commercialize a licensed product in at least one indication in both the U.S. and EU. The licenses granted are contingent upon the Company achieving certain milestone events within specific timeframes.

The agreement survives until the date upon which the Company’s obligation to pay royalties has expired in each specific country, after which the Company’s license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. The Company may terminate the license for breach upon 45 days advance written notice to UCB. If either party breaches a material obligation under the agreement and such obligation is not cured within a specified period of time following written notice from the other party, the non-breaching party may terminate the agreement upon an additional written notice.

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

Contractual Agreements

In February 2013, the Company entered into a bioprocessing services agreement with a vendor for approximately $2.9 million if all services are performed under the contract. As of December 31, 2014, the contract services were performed on the initial work order and had been paid by the Company. During 2015 through 2018, the Company entered into new work order agreements with this vendor totaling approximately $29.0 million, with services to be rendered on these agreements through 2018. From inception through December 31, 2018, the Company has received and paid for services relating to these agreements in the amount of $26.4 million.

The Company has agreements in place with CROs in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $3.7 million assuming the successful advancement of its programs.

Lease Agreement

In July 2013, the Company entered into a leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $50,625. The term of this lease agreement was 36 months.

In February 2016, the Company entered into a new leasing agreement with respect to its corporate offices at 750 Lexington Avenue, New York, New York, for a monthly rent of $69,750 and a 42-month term. The term of this lease agreement commenced on July 1, 2016 and is set to expire on December 31, 2019. The Company has exercised an option to extend this lease agreement for an additional 12 months to December 31, 2020.  The aggregate minimum lease commitment over the 42-month term of the lease is approximately $2.7 million. The Company has provided the landlord with a security deposit equal to three months’ rent, totaling $209,250, recorded in other assets.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

2019	$1,011,420
2020	847,620
2021	4,425
Total minimum payments	$1,863,465

Rent expense charged to operations was $0.9 million, $0.8 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Rent expense is included in general and administrative expenses in the Company’s Statements of Operations.

Contingencies

On March 15, 2018, the United States District Court for the Southern District of New York granted a motion to dismiss in its entirety a consolidated shareholder action against the Company, its directors, certain of its officers, and the lead underwriter. This matter originated from lawsuits filed in February 2017. On March 12, 2019, Lead Plaintiffs filed a joint stipulation of settlement in support of their motion for preliminary approval of a settlement of the consolidated shareholder action with the United States District Court for the Southern District of New York, after the Plaintiffs voluntarily withdrew their appeal pursuant to Local Rule 42.1.

14. Subsequent Events

On January 18, 2019, the Company completed a fifth follow-on public offering, selling 8,888,889 shares at an offering price of $9 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 1,333,333 shares at an offering price of $9 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.1 million.

In January 2019, the Company deployed its marketing and sales force to support the U.S. commercialization of ELZONRIS. As of the date of the financial statements, the Company has generated revenue from the commercialization of ELZONRIS.

15. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2018
Net loss attributable to common stockholders	$(18,416,753)	$(18,928,703)	$(21,043,996)	$(26,634,914)
Basic and diluted net loss per common share	$(0.69)	$(0.66)	$(0.73)	$(0.92)
2017
Net loss attributable to common stockholders	$(14,566,010)	$(15,456,936)	$(16,056,147)	$(21,749,301)
Basic and diluted net loss per common share	$(0.67)	$(0.66)	$(0.68)	$(0.93)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2019	By:	/s/ David G. Gionco
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 15, 2019, and in the capacities indicated:

Signatures	Title

/s/ Ivan Bergstein, M.D.	Chairman, President and Chief Executive Officer
Ivan Bergstein, M.D.	(Principal Executive Officer)

/s/ David G. Gionco	Vice President of Finance and Chief Accounting Officer
David G. Gionco	(Principal Financial and Accounting Officer)

/s/ Ron Bentsur	Director
Ron Bentsur

/s/ Darren Cline	Director
Darren Cline

/s/ Alan Forman	Director
Alan Forman

/s/ Daniel Hume	Director
Daniel Hume

/s/ Mark Sard	Director
Mark Sard

/s/ Kenneth Zuerblis	Director
Kenneth Zuerblis