Form 10-Q
period 2019-06-30
STEMLINE THERAPEUTICS INC
filed 2019-08-06
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 43,955,624 shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 5, 2019.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Form 10-Q”) includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our history of net operating losses and uncertainty regarding our ability to obtain capital and achieve profitability, our ability to develop and commercialize our product candidates, our ability to advance our development programs, enroll our trials, and achieve clinical endpoints, our ability to use or expand our technology to build a pipeline of product candidates, our ability to obtain and maintain regulatory approval of our products and product candidates and comply with ongoing regulatory requirements, our ability to successfully operate in a competitive industry and gain market acceptance by physician, provider, patient, and payor communities, our reliance on third parties, unstable economic or market conditions, and our ability to obtain and adequately protect intellectual property rights for our product candidates.

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

Some of the factors that we believe could cause actual results or outcomes to differ from those anticipated or predicted include:

•                  the success of our launch and commercialization of ELZONRIS® in the U.S.;

•                  the success and timing of our clinical trials for ELZONRIS in unapproved indications and our other product candidates, including risks relating to regulatory authority approval, institutional review board approval, scientific review committee approval, site initiation, patient accrual, trial results including safety and efficacy, and the relevance of trial results to potentially viable regulatory pathways and commercialization efforts;

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

•                  the adequacy, and outcomes, of our pharmacovigilance and drug safety reporting processes, and reports, in the U.S., Europe and other regions;

i

•                  the loss of key management, scientific, or other personnel;

•                  the success and timing of any regulatory filings for ELZONRIS, or any of our other product candidates, including for approval in the U.S., Europe, and other regions for any indication(s);

•                  the success of our commercial infrastructure buildout, launch, and commercialization in the U.S. and potentially in other regions of the world should ELZONRIS be approved for marketing by ex-U.S. regulatory authorities for any indication or by U.S. regulatory authorities for any as yet unapproved indication or should any of our other product candidates be approved for marketing in the U.S. or abroad;

•                  changes in regulations in the U.S., Europe and other regions;

•                  new products, new product candidates or new uses for existing products or technologies introduced or announced, by our competitors, and the timing of these introductions or announcements;

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

•                  delays, interruptions, or failures in the manufacture, supply and distribution of our products and/or our product candidates;

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

•                  the success of our preclinical, non-clinical, and pre-investigational new drug, or pre-IND, efforts; and

•                  our ability to gain access to products we may plan to use in combination studies; and

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

ii

PART I:  FINANCIAL INFORMATION

Item 1.                                 Financial Statements.

STEMLINE THERAPEUTICS, INC.
Balance Sheets

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,965,619	$9,443,667
Short-term investments	86,918,164	50,662,189
Accounts receivable	15,093,121	—
Inventories	3,655,017	—
Prepaid expenses and other current assets	3,596,436	2,952,996
Total current assets	126,228,357	63,058,852
Property and equipment, net	238,729	222,413
Right-of-use asset, net	1,469,714	—
Other assets	212,305	212,305
Total assets	$128,149,105	$63,493,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,748,958	$21,153,062
Right-of-use liability - current portion	1,042,526	—
Other current liabilities	6,142	65,862
Total current liabilities	26,797,626	21,218,924
Right-of-use liability	550,496	—
Other liabilities	9,496	72,591
Total liabilities	27,357,618	21,291,515
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock $0.0001 par value, 83,750,000 shares authorized at June 30, 2019 and 53,750,000 shares authorized at December 31, 2018. 43,875,679 shares issued and outstanding at June 30, 2019 and 31,943,186 shares issued and outstanding at December 31, 2018	4,388	3,194
Additional paid-in capital	434,071,363	331,343,484
Accumulated other comprehensive income (loss)	52,488	(56,559)
Accumulated deficit	(333,336,752)	(289,088,064)
Total stockholders’ equity	100,791,487	42,202,055
Total liabilities and stockholders’ equity	$128,149,105	$63,493,570

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$13,006,709	—	$18,055,299	—
Income:
Grant income	—	$500,000	—	$500,000

Operating expenses:
Cost of goods sold	583,159	—	668,888	—
Research and development	10,891,394	11,184,064	27,845,216	23,892,122
Selling, general and administrative	19,002,508	8,622,616	34,956,475	14,561,216

Total operating expenses	30,477,061	19,806,680	63,470,579	38,453,338

Loss from operations	(17,470,352)	(19,306,680)	(45,415,280)	(37,953,338)
Other expense	(262)	(123)	(4,878)	(4,020)
Interest income	610,692	378,100	1,149,276	611,902

Net loss before income taxes	(16,859,922)	(18,928,703)	(44,270,882)	(37,345,456)

Income tax benefit	18,500	—	22,194	—

Net loss	$(16,841,422)	$(18,928,703)	$(44,248,688)	$(37,345,456)

Net loss per common share:	—	—	—	—

Basic and Diluted	$(0.42)	$(0.66)	$(1.14)	$(1.34)

Weighted-average shares outstanding:	—	—	—	—

Basic and Diluted	40,108,267	28,567,982	38,836,664	27,851,707

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(16,841,422)	$(18,928,703)	$(44,248,688)	$(37,345,456)

Other comprehensive gain (loss):

Unrealized gain on investments, net of tax	79,649	27,404	104,723	19,088
Reclassification adjustment for loss on investments included in net loss	—	—	4,324	3,897

Other comprehensive gain	79,649	27,404	109,047	22,985
Comprehensive loss	$(16,761,773)	$(18,901,299)	$(44,139,641)	$(37,322,471)

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, March 31, 2019	43,576,081	$4,358	$425,410,295	$(27,161)	$(316,495,330)	$108,892,162

Restricted stock grants	257,000	26	(26)	—	—	—
Forfeiture of restricted stock grants	(31,971)	(3)	3	—	—	—
Stock-based compensation expense	—	—	8,311,729	—	—	8,311,729
Employee Stock Purchase Plan compensation expense	—	—	45,500	—	—	45,500
Issuance of common stock in connection with the ESPP	2,348	—	26,204	—	—	26,204
Issuance of common stock in connection with the exercise of stock options	72,221	7	277,658	—	—	277,665
Net loss	—	—	—	—	(16,841,422)	(16,841,422)
Other comprehensive income, net of tax	—	—	—	79,649	—	79,649
Balance, June 30, 2019	43,875,679	$4,388	$434,071,363	$52,488	$(333,336,752)	$100,791,487

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity (cont.)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, December 31, 2018	31,943,186	$3,194	$331,343,484	$(56,559)	$(289,088,064)	$42,202,055

Stock award — in-licensing	43,822	4	500,005	—	—	500,009
Restricted stock grants	1,623,471	163	(163)	—	—	—
Forfeiture of restricted stock grants	(45,096)	(4)	4	—	—	—
Stock-based compensation expense	—	—	15,517,821	—	—	15,517,821
Employee Stock Purchase Plan compensation expense	—	—	70,353	—	—	70,353
Issuance of common stock in connection with the ESPP	13,353	1	128,769	—	—	128,770
Issuance of common stock in connection with the exercise of stock options	74,721	7	293,483	—	—	293,490
Issuance of common stock in connection with secondary public offering, net	10,222,222	1,023	86,217,607	—	—	86,218,630
Net loss	—	—	—	—	(44,248,688)	(44,248,688)
Other comprehensive income, net of tax	—	—	—	109,047	—	109,047
Balance, June 30, 2019	43,875,679	$4,388	$434,071,363	$52,488	$(333,336,752)	$100,791,487

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity (cont.)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, March 31, 2018	30,216,530	$3,022	$310,857,448	$(150,377)	$(222,692,443)	$88,017,650

Restricted stock grants	198,278	20	(20)	—	—	—
Forfeiture of restricted stock grants	(40,562)	(4)	4	—	—	—
Stock-based compensation expense	—	—	3,405,641	—	—	3,405,641
Adoption of accounting standard update related to stock compensation accounting (ASU 2018-07)	—	—	(211,991)	—	211,991	—
Employee Stock Purchase Plan compensation expense	—	—	6,474	—	—	6,474
Issuance of common stock in connection with the ESPP	9,021	1	67,477	—	—	67,478
Issuance of common stock in connection with the exercise of stock options	91,859	9	443,398	—	—	443,407
Issuance of common stock in connection with secondary public offering	442,579	44	8,317,871	—	—	8,317,915
Net loss	—	—	—	—	(18,928,703)	(18,928,703)
Other comprehensive income, net of tax	—	—	—	27,404	—	27,404
Balance, June 30, 2018	30,917,705	$3,092	$322,886,302	$(122,973)	$(241,409,155)	$81,357,266

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity (cont.)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, December 31, 2017	25,313,595	$2,531	$251,489,546	$(145,958)	$(204,275,690)	$47,070,429

Restricted stock grants	739,532	74	(74)	—	—	—
Forfeiture of restricted stock grants	(40,562)	(4)	4	—	—	—
Stock-based compensation expense	—	—	5,612,068	—	—	5,612,068
Adoption of accounting standard update related to stock compensation accounting (ASU 2018-07)	—	—	(211,991)	—	211,991	—
Employee Stock Purchase Plan compensation expense	—	—	25,350	—	—	25,350
Issuance of common stock in connection with the ESPP	15,671	2	117,218	—	—	117,220
Issuance of common stock in connection with the exercise of stock options	161,060	16	1,533,307	—	—	1,533,323
Issuance of common stock in connection with the exercise of warrants	30,830	3	352,527	—	—	352,530
Issuance of common stock in connection with follow-on public offering, net	4,697,579	470	63,968,347	—	—	63,968,817
Net loss	—	—	—	—	(37,345,456)	(37,345,456)
Other comprehensive income, net of tax	—	—	—	22,985	—	22,985
Balance, June 30, 2018	30,917,705	$3,092	$322,886,302	$(122,973)	$(241,409,155)	$81,357,266

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities

Net loss	$(44,248,688)	$(37,345,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,179	24,064
Stock-based compensation expense	15,517,821	5,612,068
Stock award — in-licensing	500,009	—
Employee Stock Purchase Plan compensation expense	70,353	25,350
Amortization of premium paid on marketable securities	(431,097)	(6,440)
Net gain loss on sale of marketable securities	4,324	3,897
Changes in operating assets and liabilities:
Accounts receivable	(15,093,121)	—
Inventories	(3,655,017)	—
Prepaid expenses and other current assets	(643,440)	(1,752,915)
Right-of-use asset, net	(1,469,714)	—
Accounts payable and accrued expenses	4,595,896	(1,563,431)
Right-of-use liability - current portion	1,042,526	—
Right-of-use liability	550,496	—
Other liabilities	(122,815)	(48,412)
Net cash used in operating activities	(43,324,288)	(35,051,275)

Cash flows from investing activities
Purchase of fixed assets	(74,495)	—
Purchase of marketable securities	(90,047,109)	(54,273,982)
Sale and maturities of marketable securities	54,326,954	35,467,670
Net cash used in investing activities	(35,794,650)	(18,806,312)

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offerings, net	86,218,630	63,968,817
Proceeds from issuance of common stock from ESPP	128,770	117,219
Proceeds from exercise of stock options	293,490	1,533,323
Proceeds from exercise of warrants	—	352,530
Net cash provided by financing activities	86,640,890	65,971,889

Net increase in cash and cash equivalents	7,521,952	12,114,302
Cash and cash equivalents at beginning of period	9,443,667	4,795,098

Cash and cash equivalents at end of period	$16,965,619	$16,909,400

—  See accompanying unaudited notes  —

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

1.             Organization

Stemline Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing novel oncology therapeutics. The Company’s activities to date have primarily consisted of advancing ELZONRIS® (tagraxofusp-erzs; SL-401) through the clinical and regulatory process, launching and commercializing ELZONRIS, including building out a sales, marketing, and reimbursement infrastructure, developing and implementing its global regulatory and commercial strategies, developing its clinical and preclinical stage programs, including evaluating ELZONRIS in additional indications and other product candidates in various indications, expanding and strengthening its intellectual property portfolio, identifying and acquiring additional product and technology rights, investor relations efforts, and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

The Company has incurred losses from operations since inception of $345.0 million. Since its inception, most of its resources have been dedicated to drug discovery and acquisition, intellectual property, manufacturing, preclinical and clinical development of product candidates, regulatory strategy and implementation, and commercialization of ELZONRIS, an FDA-approved product. In particular, the Company has expended and will continue to expend, substantial resources for the foreseeable future commercializing its approved product in the U.S. and potentially abroad, should it be approved outside the U.S., developing its approved product for potential additional indications, developing its additional clinical stage product candidates, developing its preclinical stage product candidates, and continuing its asset acquisition efforts. These expenditures include costs associated with general and administrative, facilities, research and development, acquiring new technologies, manufacturing product and product candidates, conducting clinical trials and preclinical experiments, seeking regulatory input, including approvals, as well as commercializing any products approved for sale, including its approved product, ELZONRIS, in blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its approved product and/or from the potential approval of its currently approved product in additional indications, and/or in additional territories, or its other product candidates. The Company expects its research and development expenses to increase in connection with its ongoing and planned clinical trials and related manufacturing efforts, as well as for expenses related to the U.S. commercial launch of ELZONRIS and pursuit of potential regulatory approval and commercialization in additional ex-U.S. territories. The Company also anticipates that its selling, general and administrative expenses will be higher in future periods due to commercialization and ongoing optimization and build out of its commercial infrastructure and regulatory compliance systems to support the continued commercialization of ELZONRIS in the U.S. and potentially additional ex-U.S. territories.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring adjustments) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company believes that its existing cash, cash equivalents, and investments will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, income and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

2.                                      Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, the changes to the significant accounting policies mainly relate to the commercialization of ELZONRIS, which includes product net revenue, accounts receivable, and inventory.

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

Product Revenue, Net

The Company has obtained marketing approval from the U.S. Food and Drug Administration, (“FDA”) to sell ELZONRIS in the United States market. The Company sells ELZONRIS to its customer through its title distribution channel. The customer subsequently resells ELZONRIS to a limited number of specialty distributors who, in turn, distribute ELZONRIS to specialty hospitals.

The Company recognizes revenue on sales of ELZONRIS when its customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenues are recorded at the product’s wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include government contracts, product returns, commercial co-payment assistance program transactions, and distribution service fees. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability. Overall, these reserves reflect our best estimates of the amount of consideration against product revenue that has been recognized.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606. For the six months ended June 30, 2019, the Company determined a material reversal of revenue would not likely occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Government Contracts

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

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

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

Product Returns

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

Commercial Co-payment Assistance Program

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

Distribution Fees

Distribution fees include fees paid to the Company’s distributors for the distribution of ELZONRIS based on contractual rates. In addition, the Company compensates for data and other administrative activities. Therefore, estimates for these costs are recorded as a reduction of revenue, based on contractual terms.

Accounts Receivable, Net

Accounts receivable, net primarily relates to amounts due from the Company’s customer, net of applicable revenue reserves. The Company analyzes accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. No reserve has been recorded relating to an allowance for doubtful accounts at June 30, 2019.

Inventory

The Company capitalizes inventory costs associated with the manufacturing of ELZONRIS after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the six months ended June 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018.

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

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a comprehensive new revenue recognition Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize income to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2016. The Company adopted this guidance on January 1, 2018, using the full retrospective method. Any future contracts with customers will be accounted for under the new guidance effective January 1, 2018.

As noted below in Note 14 to the Company’s Financial Statements, the Company has received grant income from the Leukemia and Lymphoma Society (“LLS”) to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. The Company has determined that LLS is not a customer as defined by Topic 606. The Company recognizes grant income when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant income will be received based on the Company’s best estimates of work performed and qualifying costs incurred.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under prior GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

The Company adopted this standard on January 1, 2019 using the prospective application method practical expedient. The adoption of this standard had an impact on our balance sheet, recognizing a right-of-use asset and lease liability of approximately $2 million. Refer to Note 8 for disclosure requirements related to the adoption of this standard.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on the Company’s financial statements.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Entities should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time equity awards vest and the pattern of cost recognition over that period. ASU No. 2018-07 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the Company adopted ASU No. 2018-07 on April 1, 2018. The net impact relating to the early adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018. In addition, the Company has elected to account for forfeitures of nonemployee awards as they occur.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2018-13 is not expected to have an impact on the Company’s financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its June 30, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial statements.

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

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases. Specifically addressed in this update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this ASU are effective in the same time-frame as ASU 2016-02, as discussed above. The Company incorporated this ASU into its assessment and adoption of ASU 2016-02.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

3.                                      Liquidity and Capital Resources

As of June 30, 2019, the Company has approximately $103.9 million in cash, cash equivalents, and investment securities. The Company primarily invests in highly liquid cash equivalents, investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4.                                      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Prepaid third party vendor costs	$1,714,355	$1,851,553
Deposits	492,794	189,000
Prepaid insurance	612,768	69,021
Other receivable	776,519	843,422
Total	$3,596,436	$2,952,996

5.                                      Property and Equipment, Net

Property and equipment, net, consist of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Office furniture and fixtures	$519,675	$519,675
Manufacturing equipment	181,753	107,258
Leasehold improvements	82,694	82,694
Capital lease equipment	29,529	29,529
Computer equipment	18,612	18,612
Property and equipment	832,263	757,768
Less accumulated depreciation and amortization	(593,534)	(535,355)
Property and equipment, net	$238,729	$222,413

Depreciation expense was $58,179 and $24,064 for the six-month periods ended June 30, 2019 and 2018, respectively.

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

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Fixed-income treasury portfolio	$86,918,164	$—	$—	$86,918,164
Certificate of Deposits	—	—	—	—
Cash and cash equivalents	16,965,619	—	—	16,965,619
Total assets at fair value	$103,883,783	$—	$—	$103,883,783

	December 31, 2018
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:
Fixed-income treasury portfolio	$30,637,998	$—	$—	$30,637,998
Certificate of Deposits	—	20,024,191	—	20,024,191
Cash and cash equivalents	9,443,667	—	—	9,443,667
Total assets at fair value	$40,081,665	$20,024,191	$—	$60,105,856

The following is a summary of cash equivalents and available-for-sale investments held by the Company at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$10,882,887	$—	$—	$10,882,887
Cash equivalents:
Money market funds	6,082,732	—	—	6,082,732

Total cash and cash equivalents	$16,965,619	$—	$—	$16,965,619

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	3,995,281	3,849	—	3,999,130
Federal farm credit bank	2,424,843	5,686	—	2,430,529
Freddie Mac	2,254,081	820	(1,420)	2,253,481
U.S. Treasury Securities	78,137,187	100,276	(2,439)	78,235,024

Total short-term investments	86,811,392	110,631	(3,859)	86,918,164

Total	$103,777,011	$110,631	$(3,859)	$103,883,783

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

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

At June 30, 2019 and December 31, 2018, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at June 30, 2019 and December 31, 2018. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued expenses. Cash and cash equivalents, and investments are carried at fair value (see above). Financial instruments including other current assets, accounts payable and accrued expenses are carried at cost, which approximate fair value given their short-term nature.

7.                                      Inventory

Inventory consists of the following:

June 30,
2019
Raw materials	$39,820
Work-in-process	3,297,314
Finished goods	317,883
Total Inventory	$3,655,017

Inventory is related to our approved product, ELZONRIS. There were no write downs for excess and obsolete inventory during the six months ended June 30, 2019.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

8.                                      Leases

The Company has leases for office facilities as well as for certain equipment. The operating lease portfolio is related to two office spaces and the financing lease relate to office equipment that was acquired in prior year. As of June 30, 2019, the Company has not entered into any new lease arrangements classified as a finance lease. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and operating lease liabilities on the Company’s balance sheet. The Company has elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not need to reassess the following; whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

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

Six Months Ended June 30,
2019
Lease Expense
Operating Lease Cost	$529,385
Financing Lease Cost:
Amortization of right-of-use assets	4,920
Interest on lease liability	554
Total financing lease cost	5,474
Total Lease Cost	$534,859

June 30,
Balance sheet information related to leases was as follows:	2019
Operating Leases
Operating right-of-use asset, net	$1,469,714
Operating right-of-use liability - current portion	1,042,526
Operating right-of-use liability	550,496
Total operating lease liabilities	$1,593,022
Financing Leases
Property, plant and equipment	$29,529
Accumulated depreciation	(10,663)
Property, plant and equipment - net	$18,866
Other current liabilities	9,876
Other liabilities	9,496
Total Financing lease liabilities	$19,372
Weighted Average Remaining Lease Term — Operating Leases	1.5 years
Weighted Average Remaining Lease Term — Financing Leases	1.92 years
Weighted Average Discount Rate — Operating Leases	7.32%
Weighted Average Discount Rate — Financing Leases	5%

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	Operating Leases	Financing Leases
2019	$558,900	$5,310
2020	1,117,800	10,620
2021	—	4,425
Total future minimum lease payments	1,676,700	20,355
Less imputed interest	(83,678)	(983)
Total	$1,593,022	$19,372

Supplemental cash flow information related to leases was as follows:

June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2019

Operating cash flows from operating leases	$558,900
Operating cash flows from finance leases	554
Financing cash flows from finance leases	4,756

9.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Accrued research and development costs	$12,137,333	$8,790,920
Accrued compensation	4,037,792	5,515,002
Accrued legal	1,382,760	687,042
Accrued commercial costs	5,401,483	4,614,507
Accrued general and administrative costs	1,408,942	1,545,591
Accrued sales deduction and allowance	1,109,480	—
Accrued royalty	271,168	—
Total accounts payable and accrued expenses	$25,748,958	$21,153,062

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

The Company was authorized to issue 83,750,000 shares of common stock at June 30, 2019 and 53,750,000 shares of common stock at December 31, 2018.

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

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

11.                               Accumulated Other Comprehensive Income (Loss)

The changes in accumulated balances for each component of other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Balance at beginning of period	$(27,161)	$(150,377)	$(56,559)	$(145,958)
Other comprehensive income before reclassification	79,649	27,404	104,723	19,088
Amounts reclassified from accumulated other comprehensive loss*	—	—	4,324	3,897
Total other comprehensive income	79,649	27,404	109,047	22,985

Balance at end of period	$52,488	$(122,973)	$52,488	$(122,973)

*Amounts reclassified affect other income in the Statements of Operations.

12.                               Product revenue reserves and allowances

As of June 30, 2019, the Company’s sole source of product revenue has been from sales of ELZONRIS in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and six months ended June 30, 2019:

		Three Months Ended June 30, 2019
	Government Rebates	Product Returns	Commercial Co-payment Assistance Programs	Distribution Fees	Total
Beginning balance at March 31, 2019	$172,688	$202,769	$52,181	$142,672	$570,310
Provision related to sales in the current quarter	725,102	465,281	944	337,815	1,529,142
Adjustments related to prior period sale	—	—	—	—	—
Credits and payments made	(416,394)	(537,460)	—	(61,011)	(1,014,865)
Ending balance at June 30, 2019	$481,396	$130,590	$53,125	$419,476	$1,084,587

		Six Months Ended June 30, 2019
	Government Rebates	Product Returns	Commercial Co-payment Assistance Programs	Distribution Fees	Total
Beginning balance at December 31, 2018	$—	$—	$—	$—	$—
Provision related to sales in the current year	897,790	668,050	53,125	480,487	2,099,452
Adjustments related to prior period sale	—	—	—	—	—
Credits and payments made	(416,394)	(537,460)	—	(61,011)	(1,014,865)
Ending balance at June 30, 2019	$481,396	$130,590	$53,125	$419,476	$1,084,587

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(16,841,422)	$(18,928,703)	$(44,248,688)	$(37,345,456)
Basic and diluted weighted-average common shares	40,108,267	28,567,982	38,836,664	27,851,707
Basic and diluted net loss per share	$(0.42)	$(0.66)	$(1.14)	$(1.34)

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock has vested. For the six-month periods ended June 30, 2019 and 2018, the Company reported a loss from operations and therefore, all potentially dilutive stock options and restricted stock as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options and restricted stock that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Six Months Ended June 30,
	2019	2018
Restricted stock	3,427,168	1,926,706
Options outstanding	3,446,591	3,144,768
Total	6,873,759	5,071,474

14.          Grant Income

In October 2013, the Company entered into a contract with the LLS. LLS is a national voluntary health organization that, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate after LLS’s review process that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through June 30, 2019, the Company has received $3.5 million based on milestones achieved. The agreement terminates when there are no longer any payment obligations for either LLS or Stemline.

15.                               Income Taxes

The Company recorded $22,194 income tax benefit related to intraperiod tax allocations for the six-month period ended June 30, 2019 and no income tax provisions or benefits were recorded for the six-month period ended June 30, 2018, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The Company files income tax returns in the United States and in the State of New York. The Company currently has no ongoing audits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of June 30, 2019, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

16.                               Stock-Based Compensation

The Company’s 2016 Stock Equity Incentive Plan (the “2016 Plan”) was adopted by the board of directors and approved by the stockholders in May 2016. The 2016 Plan authorizes the Company to grant up to 1,812,932 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company. Under the provisions of the 2016 Plan, no option will have a term in excess of 10 years.The Company’s stockholders approved an increase of 1,200,000 shares, an increase of 2,900,000 shares, and an increase of 2,500,000 shares authorized under the 2016 Plan during 2017, 2018, and 2019, respectively.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

As of June 30, 2019, there were 2,624,469 shares of common stock available for future grants under the 2016 Plan.

Total compensation cost that has been charged against operations related to the above plans was approximately $15.5 million and $5.6 million for the six-month periods ended June 30, 2019 and 2018, respectively.

The following table summarizes stock-based compensation related to the above plans by expense category for the three and six month periods ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$3,221,426	$1,216,018	$6,327,485	$2,186,643
Selling, general and administrative	5,090,303	2,189,623	9,190,336	3,425,425
Total	$8,311,729	$3,405,641	$15,517,821	$5,612,068

The following table summarizes the stock-based compensation capitalized to inventory:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense capitalized to inventory	$181,551	$—	$237,108	$—

Stock Options

The Company grants stock options to employees, directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period from date of grant or if vesting based on market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the market condition. Options granted to directors’ vest in equal yearly installments over a three-year period from the date of grant. Options to directors may be granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options granted to employees and directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the three and six month periods ended June 30, 2019 and 2018, respectively are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average volatility	65.94%	77.27%	66.23%	77.53%
Weighted-average risk-free interest rate	2.22%	2.82%	2.42%	2.75%
Weighted-average expected term in years	6.26	6.26	6.26	6.26
Dividend yield	—	—	—	—

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

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

stockholders. The risk-free interest rate is based on the zero-coupon U.S. Treasury yield at the date of grant for a term equivalent to the expected term of the option.

For the six-month period ended June 30, 2019, the Company issued 74,721 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of approximately $0.3 million. As of June 30, 2019, there was approximately $5.9 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.32 years.

The following table summarizes the activity related to the Company’s stock options for the six months ended June 30, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,514,018	$9.59
Options granted	85,500	12.38
Options exercised	(74,721)	4.34
Options forfeited	(78,206)	11.39
Outstanding at June 30, 2019	3,446,591	$9.73	5.67	$22,184,838
Options exercisable at June 30, 2019	2,570,019	$9.10	4.75	$18,550,445

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2019 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Awards

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

The following table summarizes the activity related to the Company’s restricted stock for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	2,794,455	$12.79
Shares granted	1,623,471	11.74
Shares vested	(945,662)	12.61
Shares forfeited	(45,096)	13.24
Outstanding at June 30, 2019	3,427,168	$12.33

For the six-month period ended June 30, 2019, the Company granted 1,623,471 shares of restricted stock at a weighted-average grant date fair value of $11.74 per share amounting to approximately $19.1 million in total aggregate fair value. As of June 30, 2019, 3,427,168 shares remained unvested and there was approximately $32.5 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 1.83 years. The total fair value of restricted stock vested during the six-month periods ended June 30, 2019 and 2018 was approximately $11.9 million and $4.1 million, respectively.

Restricted Stock Units

The Company grants restricted stock units (RSU) to its employees. RSU is recorded as deferred compensation and charged against income on a straight-line basis over the vesting period, usually four years in duration. Compensation cost for RSU is based on the grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of units awarded.

The following table summarizes the activity related to the Company’s RSU for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2018	—	$—
Shares granted	14,000	13.29
Shares vested	—	—
Shares forfeited	—	—
Outstanding at June 30, 2019	14,000	$13.29

For the six-month period ended June 30, 2019, the Company granted 14,000 shares of RSU at a weighted-average grant date fair value of $13.29 per share amounting to approximately $0.2 million in total aggregate fair value. As of June 30, 2019, 14,000 shares remained unvested and there was approximately $0.2 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 3.95 years. The total fair value of RSU vested during the six-month periods ended June 30, 2019 was $0.

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

Performance Share Awards

On August 2018, the FDA accepted the Company’s Biologics License Application, or BLA, for ELZONRIS for the treatment of BPDCN, in adults and in pediatric patients two years and older. As a result of the approval, the underlying performance condition associated with the performance share awards, or PSAs, were met. The Company recognized approximately $0.4 million and $37,514 of stock compensation expense related to the PSAs for six-month periods ended June 30, 2019 and 2018, respectively.

In addition, ELZONRIS received FDA approval on December 21, 2018 for the treatment of patients with BPDCN. As a result of the approval, the underlying performance condition associated with the PSAs were met and the Company recognized approximately $5.1 million and $0 of stock compensation expense related to the PSAs for the six-month periods ended June 30, 2019 and 2018, respectively.

For awards with performance conditions, such as obtaining regulatory approval on a developed product, capital raises, a change in control or a sale of the company, no expense is recognized, and no measurement date can occur, until the occurrence of the event is probable.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.3 million and $1.1 million for the six-month periods ended June 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $70,353 and $25,350 of compensation expense for the six-month periods ended June 30, 2019 and 2018, respectively, related to participation in the 2015 ESPP.

17.                               Commitments and Contingencies

The Company has entered into research and development agreements with third parties for the development of oncology product candidates and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes development-based milestone payments, and royalty and sales-based milestone payments based on net sales should the product candidates be approved for marketing. The timing and the amounts of milestone and royalty payments in the future are not certain.

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

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $375.6 million in future periods. As of June 30, 2019, the Company has paid or accrued $7.9 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

The Company has committed to make potential future milestone and royalty payments to third parties as part of its research and development and licensing agreements. Payments generally become due and payable only upon the achievement of certain

STEMLINE THERAPEUTICS, INC.
Notes to Unaudited Financial Statements
June 30, 2019

developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither guaranteed nor reasonably estimable, the Company has not recorded a liability on its balance sheet for any such contingencies.

Contractual Agreements

The Company has entered into contracts with a pharmaceutical drug substance manufacturer over the past six years totaling $33.6 million, with services to be rendered on some of these agreements through 2019. From inception through June 30, 2019, the Company has received and paid for services relating to these agreements in the amount of $28.6 million. In addition, the Company has a commercial supply agreement with a vendor in which the Company is required to manufacture at least one batch during 2019.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $1.6 million assuming the successful advancement of its programs.

Agreement with the Leukemia and Lymphoma Society

In October 2013, the Company entered into a contract with the LLS. LLS is a national voluntary health organization which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate, after LLS’s review process, that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. LLS agreed to provide funding to the Company, not to exceed $3.5 million, to contribute to the Company’s development program. From inception through June 30, 2019, the Company has received $3.5 million based on milestones achieved.

For the six-month period ended June 30, 2019, the Company recorded expense of approximately $4.4 million relating to the achievement of a post-approval milestone.

Contingencies

On March 15, 2018, the United States District Court for the Southern District of New York granted a motion to dismiss in its entirety a consolidated shareholder action against the Company, its directors, certain of its officers, and the lead underwriter. This matter originated from lawsuits filed in February 2017. On March 12, 2019, Lead Plaintiffs filed a joint stipulation of settlement in support of their motion for preliminary approval of a settlement of the consolidated shareholder action with the United States District Court for the Southern District of New York, after the Plaintiffs voluntarily withdrew their appeal pursuant to Local Rule 42.1. On June 14, 2019, the United States District Court for the Southern District of New York entered an order granting preliminary approval of the settlement of the consolidated securities action and set a final approval hearing for September 23, 2019.

On June 25, 2019, a shareholder derivative action was filed in the Supreme Court of the State of New York, New York County. The Company is named solely as a nominal defendant. The suit seeks damages and equitable relief related to the Company’s directors’ compensation in each year of 2013 through 2018. Given the early stages of this matter, at this time, it is not possible to estimate the amount of any loss, or whether there will be any loss at all.

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

You should read the following discussion and analysis of our financial condition and results of operations together with the information included in our Annual Report on Form 10-K for the year ended December 31, 2018, to which the reader is directed for additional information, including our audited financial statements and related notes thereto for the year ended December 31, 2018, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing oncology therapeutics. In December 2018, the U.S. Food and Drug Administration, or FDA, approved our first product, ELZONRIS® (tagraxofusp-erzs; SL-401), a targeted therapy directed to CD123, for the treatment of adult and pediatric patients, two years and older, with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. ELZONRIS is the first treatment approved for BPDCN and the first approved CD123-directed therapy. ELZONRIS is commercially available for patients with BPDCN in the U.S.

BPDCN is an aggressive, orphan hematologic malignancy with historically poor outcomes. BPDCN may present with features similar to, and can be mistaken for, certain diseases including acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, acute lymphocytic leukemia, or ALL, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, and other malignancies with skin manifestations as well as certain non-malignant cutaneous conditions. BPDCN typically presents in the bone marrow and/or skin, and may also involve lymph nodes and viscera. The diagnosis of BPDCN is based on the immunophenotypic diagnostic triad of CD123, CD4, and CD56, as well as other markers including TCL-1.

ELZONRIS is designed to specifically target CD123. CD123 is highly expressed on BPDCN and is a key marker, as a part of a triad of markers, that enables proper diagnosis of BPDCN. Additionally, CD123 represents a potential target for therapeutic research in a variety of cancers beyond BPDCN, as well as certain autoimmune disorders. Expression of CD123 has also been associated with poor prognosis and clinical outcomes in additional diseases including AML and CMML.

In June 2019, ELZONRIS clinical data were presented at the 2019 American Society of Clinical Oncology, or ASCO, annual meeting in Chicago, Illinois and at the 24th Congress of the European Hematology Association, or EHA, in Amsterdam, Netherlands. Presentations included results from ongoing Phase 2 clinical trials of ELZONRIS in CMML and myelofibrosis, or MF. In addition, ELZONRIS preclinical results in systemic sclerosis, an autoimmune disorder in which CD123+ plasmacytoid dendritic cells, or pDCs, play a role in disease pathogenesis, were presented at the Annual European Congress of Rheumatology, or EULAR, in Madrid, Spain.

The FDA granted ELZONRIS Breakthrough Therapy Designation, or BTD, for the treatment of BPDCN in August 2016, and Orphan Drug Designation, or ODD, for AML in February 2011 and ODD for BPDCN in June 2013. The European Medicines Agency, or EMA, granted ELZONRIS ODD for AML in September 2015 and ODD for BPDCN in November 2015. The FDA granted the ELZONRIS Biologics License Application, or BLA, Priority Review and subsequently approved the BLA on December 21, 2018, two months ahead of its February 21, 2019 Prescription Drug User Free Act, or PDUFA, date.

In addition to ELZONRIS, our pipeline of product candidates includes: SL-801 (felezonexor, an XPO1 inhibitor), SL-701 (an immunotherapy), SL-901 (a kinase inhibitor) and SL-1001 (a RET kinase inhibitor).

FDA-approved product

ELZONRIS

ELZONRIS, a targeted therapy directed to CD123, was approved by the FDA on December 21, 2018 for the treatment of BPDCN in adult and pediatric patients two years and older, and became commercially available in the United States in January 2019. The ELZONRIS label contains a boxed warning for capillary leak syndrome, or CLS, which may be life-threatening or fatal if not properly managed. Physicians are advised to monitor for signs and symptoms of CLS and take actions as recommended in the full prescribing information.

Stemline’s commercial group is primarily focused on effectively launching and commercializing ELZONRIS in the U.S. The commercial group is comprised of a wide range of functions including commercial operations, sales, marketing, market access and reimbursement. Additionally, the organization has established a medical affairs presence in the field which is predominantly staffed by medical science liaisons. We believe the aforementioned functions represent the necessary infrastructure to support a successful launch of ELZONRIS in BPDCN in the U.S.

Over the past several years, the organization has been focused on preparing the market, the product, and the organization for the successful launch of ELZONRIS. In December 2017, we initiated our BPDCN disease awareness campaign at the American Society of Hematology, or ASH, annual meeting. One of the campaign’s primary goals was to try to educate multidisciplinary healthcare professionals, including hematologist-oncologists, dermatologists, pathologists, and allied healthcare professionals about, among other things, the appropriate testing for CD123 to bring the diagnosis of BPDCN to the forefront and to limit misdiagnoses and underdiagnoses. The campaign highlighted the importance of CD123 as a key diagnostic marker for correct patient diagnosis. Beyond BPDCN, CD123 may have additional utility in identifying other hematologic cancer patient subsets, including those with poor prognosis AML or CMML.

Access to ELZONRIS remains a top priority within our managed care group, with key success criteria identified as removing hurdles to product access and reimbursement. We have set up a formal patient support program and commercial co-payment assistance program known as the Stemline ARC program, and have donated to an independent 501(c)(3) foundation for patients with BPDCN that require assistance.

ELZONRIS — Market Expansion Efforts

We are also seeking to broaden the commercial potential of ELZONRIS, globally, through ongoing clinical trials in additional indications including CMML, MF, and AML.

In an ongoing Phase 1/2 trial in CMML, we believe ELZONRIS has demonstrated clinical activity, with a predictable and manageable safety profile, in patients with relapsed/refractory CMML, including in patients with baseline splenomegaly, which has historically been associated with advanced disease, morbidity, and poor prognosis. As presented at the ASCO ‘19 and EHA ‘19 medical conferences, in 23 patients, including 12 patients with baseline splenomegaly by physical exam, 3 patients with baseline splenomegaly achieved bone marrow complete responses, with 1 patient bridged to stem cell transplant. 100% (12/12) of evaluable patients had a reduction in baseline splenomegaly by physical exam, of which 67% (8/12) had reduction by >50% and 50% (4/8) with baseline spleen size >5cm had reduction by >50%. The most common treatment related adverse events, or TRAEs, were hypoalbuminemia (35%), thrombocytopenia (30%), nausea (26%) and vomiting (26%), and the most common TRAEs, grade 3 or higher, included thrombocytopenia (30%) and nausea (4%). There were 3 cases of capillary leak syndrome, all grade 2.

Given what we believe are encouraging clinical data generated from the ELZONRIS Phase 1/2 trial in patients with CMML, combined with feedback and guidance from the FDA, Stemline intends to add cohort of patients with previously-treated CMML, to the currently enrolling trial. Stage 3 is comprised of two parts, Stage 3a, an exploratory stage in which enrichment strategies and certain efficacy endpoints, including spleen size reduction, will be assessed for inclusion in the primary endpoint of the confirmatory cohort (Stage 3b). Stage 3b will aim to provide the primary evidence of efficacy to support registration. We expect to open enrollment for the new cohort later this year.

In an ongoing Phase 1/2 trial in MF, we believe ELZONRIS has demonstrated clinical activity, with a predictable and manageable safety profile, in patients with relapsed/refractory MF. As presented at the ASCO ‘19 and EHA ‘19 medical conferences, 53% (8/15) of evaluable patients, with baseline spleen size >5cm, as determined by physical exam, had reduction in baseline splenomegaly, and 40% (6/15) had reduction by >29%, and 20% (3/15) had reduction by >45%. 100% (5/5) of evaluable patients with monocytosis (>1x109/L) and baseline spleen size >5cm had reduction in baseline splenomegaly. 5 patients had treatment duration of 12+ months, with 2 patients ongoing (13+, 24+ months) at the time of analysis. 3 patients with baseline monocytosis had treatment duration of 12+ months, and 6 patients with baseline thrombocytopenia (platelet count <100K) had treatment duration of 6+ months, with 1 ongoing at the time of analysis. The most common TRAEs were alanine aminotransferase increase, headache and hypoalbuminemia (each 19%), and anemia and thrombocytopenia (each 15%), and the most common TRAE, grade 3 or higher, was thrombocytopenia (8%). There was one case of capillary leak syndrome, which was grade 3.

Patient enrollment in this trial is ongoing, and next steps for the program, including single agent, combination, and registration-directed trials in patients with relapsed/refractory MF, an unmet medical need, are being evaluated.

In addition, we announced on August 2, 2019 that the Phase 2 investigator-sponsored clinical trial of ELZONRIS in patients with BPDCN as maintenance therapy post-stem cell transplant, or SCT, had been granted regulatory authorization to proceed. The trial will evaluate the safety and feasibility of ELZONRIS in the maintenance setting for patients with BPDCN after SCT. We expect to provide further program updates later this year. In addition, ELZONRIS in combination with other agents is currently being evaluated in an investigator-sponsored Phase 1/2 trial of patients with AML and high-risk MDS.

Additional planned investigator-sponsored trials in other indications for ELZONRIS, in the U.S. and potentially abroad, include patients with AML subsets enriched for CD123 expression and/or with BPDCN-like features, which are targeted to open in the 4Q19/1H20 timeframe. Other indications are also under consideration.

Ex-U.S.

In January 2019, Stemline submitted a Marketing Authorization Application, or MAA, to the EMA, seeking approval of ELZONRIS for the treatment of adult patients with BPDCN. The application review is proceeding on a standard timeline. In June 2019, we received the Day 120 List of Outstanding Issues which include matters relating to clinical, non-clinical, quality, chemistry, manufacturing and controls, or CMC, and all stages of the clinical trial, including stage 4 largely involving lyophilized drug product. We have requested, and received, a clock stop extension in order to adequately respond. We continue to interact with the EMA regarding the application and a scientific advisory group meeting is planned. Based on this timeline, we expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, in 1H20. In anticipation of potential regulatory success, we have assessed European staffing and infrastructure needs. We have started to hire personnel to meet the needs of a possible first half of 2020 European Union commercial launch.

In addition, Stemline has instituted a global Early Access Program (EAP) whereby physicians may seek access to Stemline’s investigational medicines outside of a clinical trial and/or before they are commercially available.

ELZONRIS clinical trial data in patients with BPDCN continue to be featured at prominent international hematological conferences with recent presentations in Europe and an upcoming oral presentation at a major medical meeting in Asia.

Clinical pipeline product candidates

SL-801 (felezonexor)

SL-801 (felezonexor) is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein implicated in a variety of malignancies. XPO1 is a clinically validated target in oncology, and the FDA recently approved an XPO1 inhibitor in patients with relapsed/refractory multiple myeloma. SL-801 has demonstrated preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. SL-801’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and help optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent SL-801. The dosing regimen for SL-801 was revised to improve tolerability and dosing resumed at 70 mg/day with a new schedule. Dose escalation is ongoing, and we expect to provide data updates later this year.

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

SL-901

SL-901 is an oral, small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma SPRL. Prior to in-licensing, the agent had demonstrated preclinical activity in several tumor types, and was evaluated in an abbreviated Phase 1 clinical trial in Europe. A partial response, or PR, was reported in one patient with advanced lung cancer. Neither a dose-limiting toxicity nor a maximum tolerated dose was reached in the trial and we believe further dose escalation is possible and warranted. We also believe that SL-901 may have utility in certain non-oncologic orphan diseases and preclinical work in this area is ongoing. In an effort to continue clinical dose escalation, we are currently conducting pre-Investigational New Drug, or pre-IND, enabling work in anticipation of a regulatory re-filing.

SL-1001

SL-1001 is an oral, selective small molecule RET (rearranged during transfection) kinase inhibitor. Genetic alterations in the RET kinase have been found in a diverse range of cancers. We believe RET kinase represents a clinically validated target in multiple oncology indications. In March 2019, we in-licensed this preclinical drug candidate from the CRT Pioneer Fund. The molecule was rationally designed by scientists at Cancer Research UK Manchester Institute (United Kingdom), and has demonstrated potent, selective, preclinical anti-cancer activity, both in vitro and in vivo, in RET-driven tumor models. IND-enabling studies are ongoing, and we expect to initiate clinical studies of SL-1001 in 2020.

SL-501

SL-501 is a novel CD123-targeted therapy in preclinical development that has demonstrated potency, in vitro and in vivo, against several hematologic tumor types, including AML, CMML, Hodgkin’s lymphoma, and NHL.

Financings

We have devoted substantially all of our resources to the preclinical and clinical development of our products and product candidates, the design and implementation of our regulatory strategy for our BLA and MAA filings, preparation for launch and commercialization of our approved product, launching and commercializing our approved product, manufacturing our product and product candidates, strengthening and building our intellectual property portfolio, conducting investor relations, raising capital, providing general and administrative support for these operations, and the executing of our business plan. We have funded our operations primarily through public sales of common stock to our investors. With the U.S. commercial launch of ELZONRIS currently underway, we have recently begun partially funding our operations through net product revenues. For the six months ended June 30, 2019, we have generated $18.1 million in net product revenue for ELZONRIS.

From inception through June 30, 2019, we have received net proceeds of $364.4 million from the sale of common stock through the initial public offering and five follow-on public offerings.

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

We have never been profitable and our net loss from operations for the six months ended June 30, 2019 and 2018 was $44.2 million and $37.3 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we commercialize our approved product in the U.S., seek approval and build out a commercial infrastructure in Europe, advance our approved product through clinical trials to seek regulatory approval in additional indications, advance our other product candidates through clinical trials to seek regulatory approval and, when and if approved, commercialize such product(s) and product candidates, as well as conducting manufacturing campaigns and various preclinical activities. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital if and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant income to achieve profitability, and we may never do so.

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 17: Commitments and Contingencies for more information on legal proceedings.

Financial Operations Overview

Product Revenues

Total revenue consists of net sales of ELZONRIS, which was approved by the FDA on December 21, 2018 and launched in the U.S. in January 2019. Net sales represent the gross sales of ELZONRIS in the U.S. less provisions for product sales allowances and accruals. These provisions include trade allowances, rebates, chargebacks, discounts, and product returns. Although we expect net sales to increase over time, the provisions for product sales and allowances may fluctuate based on the mix of sales to different customer segments, rates of returns, and/or changes in our accrual estimates.

Research and Development Expenses

The following table shows our research and development expenses for the three and six month periods ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ELZONRIS	$3,446,645	$6,642,905	$12,563,074	$14,649,496
Other product candidates	1,346,240	983,881	3,068,530	1,947,956
Personnel expenses	5,277,726	3,013,804	10,828,572	6,150,286
Other expenses	820,783	543,474	1,385,040	1,144,384
Total	$10,891,394	$11,184,064	$27,845,216	$23,892,122

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•                  clinical trial costs;

•                  CMC related costs, particularly as they relate to process characterization and validation expenses for ELZONRIS as required to support BLA and equivalent foreign regulatory submission requirements;

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

•                  our ability to manufacture, including at a reasonable expense, adequate and acceptable supplies of our product and product candidates for use in planned and future clinical trials, our approved product for commercial distribution, our approved product in the event of a successful regulatory approval in additional indications; and our other product candidates in the event of a successful regulatory approval; and

•                  the costs of preparing, filing, prosecuting, defending and enforcing patents and other intellectual property.

A change in the outcome of any of these or similar variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or other regulatory authority were to require us to conduct clinical trials, or other non-clinical or CMC-related experiments, beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate, we could be required to expend significant additional financial resources and time on the completion of clinical development. A similar result could occur if we experience significant delays in the progress of, including enrollment in, any clinical trials.

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

We anticipate that our selling, general and administrative expenses will be higher in future periods due to the build out of a commercial infrastructure and regulatory compliance systems to support the commercialization of ELZONRIS in the United States and a potential commercial launch of ELZONRIS in additional territories, if marketing approval is obtained outside the U.S..

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and investments. Given the current interest rate environment and that our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds coupled with FDIC-insured bank certificates of deposits, we expect interest income to be minimal in future quarters.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, the changes to the significant accounting policies mainly relate to the commercialization of ELZONRIS, which includes product net revenue, accounts receivable, and inventory.

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

We recognize revenue on sales of ELZONRIS when our customer obtains control of the product, which occurs at a point in time (typically upon delivery). Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include government rebates, product returns, commercial co-payment assistance programs, and distribution service fees. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability. Overall, these reserves reflect our best estimates of the amount of consideration against product revenue that has been recognized.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. For the six months ended June 30, 2019, we determined a material reversal of revenue would not likely occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Commercial Co-Payment Assistance Program: We offer co-pay assistance programs which are intended to provide financial assistance to qualified commercially insured patients with prescription drug copayments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities.

Distribution Fees: Distribution fees include fees paid to our distributors for the distribution of our product based on contractual rates. In addition, we compensate for data and other administrative activities. Therefore, estimates for these costs are recorded as a reduction of revenue, based on contractual terms.

Accounts Receivable, Net

Accounts receivable, net primarily relates to amounts due from our customer, net of applicable revenue reserves. We analyze accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. No reserve has been recorded relating to an allowance for doubtful accounts at June 30, 2019.

Inventory

We capitalize inventory costs associated with the manufacturing of ELZONRIS after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the three and six months ended June 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018.

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

As noted above in Note 14 to our Financial Statements, we have received grant income from the Leukemia and Lymphoma Society (“LLS”), to fund our development program related to our preclinical and clinical product development activities. We have determined that LLS is not a customer as defined by Topic 606. We recognize grant income when there is reasonable assurance of compliance with the conditions of the grant and reasonable assurance that the grant income will be received based on our best estimates of work performed and qualifying costs incurred.

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

We adopted this standard on January 1, 2019 using the prospective application method practical expedient. The adoption of this standard had an impact on our Balance Sheet, recognizing a right-of-use asset and lease liability of approximately $2 million. Refer to Note 8 of the financial statements for disclosure requirements related to the adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments -Credit Losses (ASU No. 2018-19). ASU 2018-19 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. ASU 2016-13 and ASU 2018-19 are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-13 on our financial statements.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting (ASU No. 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Entities should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the period of time equity awards vest and the pattern of cost recognition over that period. ASU No. 2018-07 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and we adopted ASU No. 2018-07 on April 1, 2018. The net impact relating to the early adoption was a $0.2 million decrease to accumulated deficit for the impact prior to April 1, 2018. In addition, we have elected to account for forfeitures of nonemployee awards as they occur.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. As such, we adopted these SEC amendments on November 5, 2018 and presented the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Product net revenue.  We began commercial sales of ELZONRIS in January 2019, following receipt of FDA marketing approval on December 21, 2018. For the quarter ended June 30, 2019, we recorded $13.0 million of product revenue. We had no product revenue during the second quarter 2018.

Costs of goods sold.  Cost of goods sold for the quarter ended June 30, 2019 was $0.6 million and relates primarily to manufacturing cost for ELZONRIS and royalties owed to the licensor of ELZONRIS. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the quarter ended June 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018. We had no cost of goods sold during the second quarter 2018.

Research and development expense.  Research and development expenses were $10.9 million for the quarter ended June 30, 2019, compared with $11.2 million for the quarter ended June 30, 2018, representing a decrease of $0.3 million. The lower costs were primarily due to a significant amount of costs related to support of our BLA filing for ELZONRIS in the prior year.  In addition, the lower costs also represent prior year manufacturing of ELZONRIS that was expensed during 2018 prior to FDA approval while a significant portion of the 2019 manufacturing costs to produce ELZONRIS is capitalized to inventory on our balance sheet. The lower costs were partially offset by higher compensation expenses, resulting from increased headcount during 2019.

Selling, general and administrative expense.  Selling, general and administrative expense was $19.0 million for the quarter ended June 30, 2019, compared with $8.6 million for the quarter ended June 30, 2018, representing an increase of $10.4 million. The increase in costs were primarily attributable to pre-launch and launch expenses in support of the commercialization of ELZONRIS in the U.S., and potential approval and commercialization in the EU, and compensation costs related to an increase in headcount to support the commercial launch.

Interest income.  Interest income was $0.6 million for the quarter ended June 30, 2019, compared with $0.4 million for the quarter ended June 30, 2018, representing an increase of $0.2 million. The increase was primarily due to higher average cash and investment balances during 2019 versus the prior year.

Comparison of Six Months Ended June 30, 2019 and 2018

Product net revenue.  We began commercial sales of ELZONRIS in January 2019, following receipt of FDA marketing approval on December 21, 2018. For the six months ended June 30, 2019, we recorded $18.1 million of product revenue. We had no product revenue during the six months ended June 30, 2018.

Costs of goods sold.  Cost of goods sold for the six months ended June 30, 2019 was $0.7 million and relates primarily to manufacturing costs for ELZONRIS and royalties owed to the licensor of ELZONRIS. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the six months ended June 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018. We had no cost of goods sold during the six months ended June 30, 2018.

Research and development expense.  Research and development expenses were $27.8 million for the six months ended June 30, 2019, compared with $23.9 million for the six months ended June 30, 2018, representing an increase of $3.9 million. The higher costs were primarily due to an increase in compensation expenses due to increased headcount, achievement of the LLS milestone due to the first commercial sale of ELZONRIS in the first quarter of 2019, and in-licensing costs for SL-1001 Partially offsetting the higher expenses were lower costs relating to prior year manufacturing of ELZONRIS that was expensed during 2018 prior to FDA approval while a significant portion of the 2019 manufacturing costs to produce ELZONRIS are capitalized to inventory on our balance sheet.

Selling, general and administrative expense.  Selling, general and administrative expense was $35.0 million for the six months ended June 30, 2019, compared with $14.6 million for the six months ended June 30, 2018, representing an increase of $20.4 million. The increase in costs were primarily attributable to pre-launch and launch expenses in support of the commercialization of ELZONRIS in the U.S., and potential approval and commercialization in the EU, and compensation costs related to increase in headcount to support the commercial launch.

Interest income.  Interest income was $1.1 million for the six months ended June 30, 2019, compared with $0.6 million for the six months ended June 30, 2018, representing an increase of $0.5 million. The increase was primarily due to higher average cash and investment balances during 2019 versus the prior year.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2019, our cash, cash equivalents and short-term investments totaled $103.9 million. We primarily invest our cash, cash equivalents, and short-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 initial public offering, or IPO, and subsequent follow-on public offerings. Since inception through June 30, 2019, we received net proceeds of $364.4 million from these offerings. We expect our operations to be partially funded in the future by cash inflows from revenues from ELZONRIS. We generated $13.0 million and $18.1 million of net product revenues from ELZONRIS for the three and six months ended June 30, 2019, respectively. We have incurred losses and generated negative cash flows from operations since inception. On January 18, 2019, the Company completed its follow-on public offering, selling 8,888,889 shares at an offering price of $9 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 1,333,333 shares at an offering price of $9 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.2 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(43,324,288)	$(35,051,275)
Net cash used in investing activities	(35,794,650)	(18,806,312)
Net cash provided by financing activities	86,640,890	65,971,889
Net increase in cash and cash equivalents	$7,521,952	$12,114,302

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the six months ended June 30, 2019 and 2018 resulted primarily from commercial and research and development expenses. During 2019 and 2018, we incurred significant commercial infrastructure expenses to support the U.S. commercial launch of ELZONRIS in December 2018. Our research and development expenses primarily relate to our ongoing clinical trial activities relating to ELZONRIS and other product candidates. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development. Our cash from operating activities was also affected by the manufacturing of commercial drug product during the six-month period ended June 30, 2019.

Investing activities.  The net cash provided by and used in financing activities for the six months ended June 30, 2019 and 2018, respectively, reflects purchases and redemptions of investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the six months ended June 30, 2019 resulted primarily from our January 2019 issuance and sale of 10,222,222 common shares via our follow-on public offering. We sold 8,888,889 shares at an offering price of $9 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 1,333,333 shares at an offering price of $9 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.2 million. The net cash provided by financing activities for the six months ended June 30, 2018 resulted primarily from our January 2018 issuance and sale of 4,255,000 common shares via our follow-on public offering. We sold 3,700,000 shares at an offering price of $14 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million.

Funding Requirements

Our product and product candidates are in clinical or preclinical development, including ELZONRIS for CMML, MF, AML, and potentially other indications, as well as SL-801, SL-701, SL-901, and SL-1001 at various stages of development. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase if and as we:

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

•                  seek marketing approvals for ELZONRIS in additional indications and territories, and seek marketing approvals for our other product candidates should they successfully complete pre-market clinical trials;

•                  establish, either on our own or with strategic partners, a manufacturing, sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•                  continue to incur legal expenses relating to litigation;

•                  maintain, fortify, leverage and expand our intellectual property portfolio; and

•                  add and augment operational, financial and management information systems and related personnel, including personnel to support our product development and future global commercialization efforts.

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

•                  the costs of commercialization activities, present and future, including product sales promotion, marketing, manufacturing and distribution, for our approved product or future additional approvals;

•                  the scope, progress, results and costs of research and development, preclinical development, laboratory testing and clinical trials for our product candidates now or in the future;

•                  the extent to which we acquire or in-license other products and technologies;

•                  the costs, timing of regulatory preparation and outcome of regulatory review, in the U.S. or abroad, of our product or product candidates;

•                  income, if any, received from commercial sales of our product or product candidates, should our approved product be approved in additional indications or territories or any of our product candidates, beyond our currently approved product, receive marketing approval;

•                  the cost of litigation with third parties, if any;

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•                  our ability to establish any future collaboration arrangements on favorable terms, if at all.

Until such time, if ever, as we can generate substantial product income, we expect to finance our cash needs through a combination of efforts which may include equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future income streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

Tax Loss Carryforwards

As of June 30, 2019, we had net operating losses of $257.0 million for federal and $260.8 million for state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $39.0 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2038, except for net operating losses generated starting on January 1, 2019 and going forward, which have an unlimited life. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. At June 30, 2019, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term investments and long-term investments of $103.9 million as of June 30, 2019 and $97.1 million as of June 30, 2018, consisting of cash, U.S. Treasury and Agency securities, Treasury-related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in fair market value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2019 and June 30, 2018, all of our liabilities were denominated in our functional currency.

Item 4.                                 Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

We cannot be certain that any further BLAs, NDAs or Marketing Authorization Applications, or MAAs will be filed within a specified period of time, or that any BLA or NDA or similar foreign marketing application will allow us to obtain or maintain marketing approval. In addition, any marketing approval we may obtain may be for uses more limited than we expect or include contraindications or risk measures that limit market acceptance of the product subject to the marketing approval. We also cannot be certain that our product or product candidates will be successful in clinical trials or that the clinical trials or data will support filing any further BLAs or NDAs in the U.S., or similar foreign marketing applications elsewhere. We also cannot be certain that any of our product candidates will receive regulatory approval for trial initiation. Further, the FDA, an independent review committee, or IRC, or an oncologic drugs advisory committee, or ODAC, may not agree with the interpretation by our investigators or us of the clinical safety and efficacy of our product candidates, and our product candidates may not receive regulatory approval.

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

If the incidence and/or prevalence of diseases, or disease areas, we are targeting for development and/or commercialization, and future growth, are low, including lower than our estimates or estimates of third-parties, this could significantly delay patient enrollment in our ongoing or future clinical trials and/or could negatively impact commercial revenue. The true incidence and/or prevalence, as well as market potential, can be difficult to determine, ahead of commercial launch, for certain rare diseases, such as blastic plasmacytoid dendritic cell neoplasm, or BPDCN, where there had been limited epidemiologic and published data, and databases, and no previous drug approvals and no prior product revenue data. Additionally, due to the unfamiliarity and/or rarity of certain diseases, such as BPDCN, health care providers may not be aware of, and/or may misdiagnose or underdiagnose such diseases, leading to low trial enrollment and/or product revenue. Our disease awareness campaign, intended to raise awareness of the disease and increase patient identification, could fail to do so for many reasons. At this time, we have no way of assuring the accuracy of any incidence/prevalence or revenue numbers, or the chances for successful development in related areas, thus if these are low, despite expectations to the contrary, this will negatively impact our revenue and future prospects for the company.

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

•                  reports of adverse events or other safety concerns involving ELZONRIS and our clinical drug candidates;

•                  receipt by a competitor of marketing approval for a product targeting an indication that one of our product candidates targets;

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

We may not have the necessary expertise or capabilities, including adequate staffing, to successfully manage the execution and completion of any of our clinical trials, prepare clinical study reports and MAAs, and ultimately obtain marketing approval for our product candidates in a timely manner, or at all.

In any clinical trial of a product candidate, the results of such trial may not be adequate to support submission of a marketing application or marketing approval. Because our product candidates are intended for use in life-threatening diseases, in many cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single clinical trial, which may be open-label and single-group in nature. As a result, these trials may receive enhanced scrutiny from the FDA. For any such trial, if the FDA disagrees with our choice or definition of primary endpoint, or the results for the primary endpoint are not robust or significant or clinically beneficial enough, including relative to a control or historical data, the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. In addition, the results of any such intended pivotal trial may be subject to confounding factors, or may not be adequately supported by other study endpoints, possibly including overall survival, or OS, overall response rate, or ORR, rate of complete response, or CR, rate of clinical complete response, or cCR, rate of partial response, or PR, rate and definition of bone marrow complete response with partial or incomplete hematologic recovery, rate and definition of other responses including spleen response, including measurement modality and timing of events, rate and definition of total symptom score response, and/or response duration including definition of response duration, in which case the FDA may refuse to approve a BLA or NDA based on such intended pivotal trial, despite meeting a primary endpoint of the study. The FDA may not accept the design of or our future Stage 3a results of ELZONRIS in CMML, or our conclusions related to our design of or future Stage 3a results, as a basis to design and implement the pivotal Stage 3b portion of the program. The FDA may also require the completion of additional clinical trials before or as a condition for approving our product candidates.

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

Adverse events or other safety concerns involving ELZONRIS or our clinical drug candidates could delay clinical development, delay or prevent us from obtaining or maintaining regulatory approvals, or negatively impact sales or the commercial prospects for our product candidates.

Adverse events or other safety concerns involving ELZONRIS or our clinical drug candidates in the development or commercial setting could interrupt, delay or halt our clinical trials and/or commercial sales of our products. For example, CLS is a known, sometimes fatal, and well-documented side effect of ELZONRIS. Reports of CLS cases, or other adverse events or other safety concerns involving ELZONRIS or our product candidates, could result in clinical trial delays including regulatory authorities placing trials on clinical hold or denying or withdrawing approval for trials of any or all indications, or adversely affect our ability to maintain or increase commercial sales of our product or products. Further, patients receiving ELZONRIS or our product candidates with co-morbid diseases and/or indications not previously well-studied, and/or in combination with other agents, may experience new or different serious adverse events in the future. Likewise, reports of adverse events or other safety concerns involving ELZONRIS or our product candidates could interrupt, delay or halt ongoing or planned clinical trials of such product candidates, could require redesign of study protocols and conduct of additional trials, could result in our inability to file for or obtain regulatory approvals for any of our product candidates, or could negatively impact commercial prospects for our product or product candidates.

Results of earlier clinical trials may not be predictive of the results of later-stage or subsequent clinical trials.

The results of preclinical studies and clinical trials, including early stage, late stage, and investigator-sponsored or corporate-sponsored clinical trials of any investigational or approved products, may not be predictive of the results of subsequent and/or later stage clinical trials such as Stage 3a or Stage 3b versus Stage 1 and 2 of the ELZONRIS Phase 1/2 trial in CMML or Stage 4 versus Stages 1, 2, and 3 of the ELZONRIS Phase 1/2 trial in BPDCN. Investigational or approved products in later stage, including subsequent stages of a given trial, or larger clinical trials may fail to show the safety and efficacy results demonstrated in earlier studies, including having differing patients populations and/or endpoints and methods and schedules to assess such endpoints, despite having progressed through preclinical studies and earlier clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in later stage clinical trials, including canceling clinical development programs, due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier studies. Similarly, our clinical trials results, including with inclusion of subsequent stages of any given trial, may not be successful, including from a regulatory standpoint, for these or other reasons.

This drug development risk is heightened by any change in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and late stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for later stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of our clinical product candidates, there may be manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps, may delay initiation and completion of clinical trials, regulatory submissions, or commercial launch. We may also need to demonstrate comparability between newly manufactured drug substances and/or drug products relative to previously manufactured drug substances and/or drug products. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need or choice to initiate a dose escalation study, and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. Failure to demonstrate comparability could also result in delays in regulatory submissions or commercial launch. We are also developing a new lyophilized formulation of ELZONRIS. In the event that this formulation does not demonstrate comparability with the current liquid/frozen formulation, including from a pharmacokinetic, safety and/or efficacy perspective, ELZONRIS could be negatively impacted.

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

•                  In clinical trials, we have or are currently combining ELZONRIS with pomalidomide and dexamethasone in myeloma, ELZONRIS with a hypomethylating agent and potentially a Bcl-2 inhibitor and potentially certain chemotherapeutic agents in various indications including AML and BPDCN, and SL-701 with bevacizumab and immunostimulants in brain cancer.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities, which could include the prerequisite of an advisory panel, e.g. ODAC review. In addition, approval policies, regulations, or the type and amount of preclinical, CMC, clinical pharmacology, and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical, CMC, clinical pharmacology, bioanalytical, immunogenicity, or clinical studies to generate additional data required to support the submission of an IND, a BLA, or an NDA to the FDA or equivalent applications to comparable foreign authorities. An inadequacy in any of these areas, or a lack of personnel, financial resources or performance, including by third parties, could result in a delayed or unsuccessful regulatory filing. The FDA, or other ex-U.S. regulatory authority, feedback may be difficult to implement or not implementable at all, and/or our understanding of regulatory feedback, including regulatory authority minutes, may be incorrect. Also, the FDA, or other ex-U.S. regulatory authority, may require additional studies to support regulatory approval, including either full or accelerated or conditional, which could result in a delay in our clinical programs and/or a delayed or unsuccessful regulatory filing, or no filing at all.

We have only obtained FDA regulatory approval for one drug product, ELZONRIS, and it is possible that none of our other existing product candidates, additional indications for ELZONRIS (including but not limited to CMML), or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Our MAA is currently under review by the European Medicines Agency, or EMA, under a standard timeline. In June 2019, we received the Day 120 List of Questions which include matters relating to clinical, non-clinical, quality, and CMC, including data relating to our lyophilized drug product and stage 4 of our BPDCN trial, and we have requested, and received, a clock stop extension in order to adequately respond. We continue to interact with the EMA regarding the application and a scientific advisory group meeting is planned. While we remain confident in our ability to successfully address these matters, we are still early in the process of evaluating our data and options and we acknowledge that there is no guarantee we will be successful attaining full approval for previously-untreated and previously-treated BPDCN, full approval for one or the other indications, conditional approval for both indications, conditional approval for one or the other indications, or approval at all.

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

If we obtain approval to market any products outside of the U.S., a variety of risks associated with international operations and expansion could materially adversely affect our business.

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

•                  unexpected changes in tariffs, export and import restrictions, trade barriers, and regulatory requirements;

•                  economic weakness, including inflation, or political instability in particular foreign economies and markets;

•                  complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

•                  financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable;

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

•                  difficulties in managing foreign operations;

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

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of product candidates for which we might receive marketing approval. If we enter into arrangements with third parties to perform sales, marketing and distribution services for our product, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our product ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. For ELZONRIS and our other product candidates that we commercialize on our own and build our own sales and marketing organization, there is also a risk that our employees may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. The sale of drug products is subject to numerous regulatory and legal restrictions on promotional statements that may be made regarding a product’s benefits and risks, in addition to certain restrictions and limitations on interactions with healthcare professionals. If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

•                  the number of vials and cycles used in the commercial setting relative to what was used in the clinical trial setting and may have been expected in the commercial setting

•                  the cost of treatment in relation to alternative treatments;

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

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under federal health care programs. Legislative proposals such as expanding the Medicaid drug rebate program to the Medicare Part D program, providing authority for the government to negotiate drug prices under the Medicare Part D program and lowering reimbursement for drugs covered under the Medicare Part B program have been raised in Congress but have not been enacted so far. In the 116th U.S. Congress, there has been a renewed and bipartisan effort to address the cost of prescription drugs, including legislation intended to increase competition by speeding the approval of generic drugs and their entry to the marketplace, international reference pricing, and increasing transparency on patents and price increases. The administration can rely on its existing statutory authority to make policy changes that could have an impact on the drug industry. For example, the Medicare program has in the past proposed to test alternative payment methodologies for drugs covered under the Part B program and finalized a proposal to pay hospitals less for Part B-covered drugs purchased through the 340B Drug Pricing Program effective January 1, 2018.

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

We have incurred net losses from operations from our inception through June 30, 2019 of approximately $345.0 million. We do not know whether or when we will become profitable. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will decrease over the next several years as we execute our strategy to commercialize ELZONRIS coupled our plan to expand our discovery, research and development activities. We believe that our existing cash, cash equivalents, and investments, including the cash proceeds received from our follow-on public offering during the first quarter of 2019, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our clinical drug candidates that we have in-licensed, we will lose our rights to develop and commercialize those clinical drug candidates.

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

As the outcome of our ongoing and future clinical trials is highly uncertain, our estimates of clinical trial costs necessary to successfully complete the development and commercialization of our product candidates may differ significantly from our actual costs. In addition, other unanticipated costs may arise, which could cause us to seek additional funds sooner than planned.

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

We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Our products may be priced significantly more expensive than traditional drug treatments and almost all patients require some form of third-party coverage to afford their cost. We anticipate that we will depend, to a significant extent, on governmental payers, such as Medicare and Medicaid in the U.S. or country specific governmental organizations in foreign countries, and private third-party payers to defray the cost of our products to patients. These entities may refuse to provide coverage and reimbursement, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates or modified pricing terms.

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

We expect any product candidate that we are able to commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics with which we may potentially compete including Astellas Pharma U.S., Inc., Bayer AG, Bionomics Limited, Blueprint Medicines Corp., Boehringer Ingelheim GmbH, Celldex Therapeutics, Inc., Eli Lilly and Co., Ignyta, Inc. (a Roche company), Inspyr Therapeutics, Inc., Geron Corp., GlaxoSmithKline plc, Macrogenics Inc., Micromet, Inc. (an Amgen, Inc. company), OncoMed

Pharmaceuticals, Inc., Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, Stemcentrx, Inc. (an AbbVie company), Sumitomo Dainippon Pharma Co. Ltd., TG Therapeutics, Inc., Verastem, Inc., AbbVie, Agios, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen, Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Celator Pharmaceuticals (now a Jazz Pharmaceuticals company), Celgene Corporation, Cellectis, CTI BioPharma, Cyclacel Pharmaceuticals, Inc., Eisai Co. Ltd., Genmab, Genzyme Corporation (now a Sanofi company), Humanigen, Inc., Immunogen, Incyte Corporation, Impact Biomedicines (now a Celgene company), Janssen Pharmaceutical Companies of Johnson & Johnson, Karyopharm Therapeutics, Inc., Kura Oncology, Inc., MustangBio, Inc., Novartis AG, Seattle Genetics, Inc., Sunesis Pharmaceuticals, Inc., and Xencor, Roche Holding AG, Eisai Co. Ltd.), Merck & Co., Inc., Agenus Inc., Bristol-Myers Squibb, Inc., Cortice Biosciences, Inc., CytRx Corporation, GenSpera, Inc., GlaxoSmithKline plc., ImmunoCellular Therapeutics, Ltd., Northwest Biotherapeutics, Inc., Novartis AG, Roche Holding AG, and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of August 6, 2019, we had 96 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

In connection with our commercial launch of ELZONRIS and possible international expansion, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, quality, commercial compliance, medical affairs, and sales and marketing. For example, we plan to hire additional personnel in connection with our commercial launch of ELZONRIS in the United States and Europe and preparation for potential regulatory filings for ELZONRIS in other markets. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. The hiring, training and integration of new employees may be more difficult, costly and/or time-consuming for us because we have fewer resources than a larger organization.  Our future financial performance, our ability to successfully commercialize ELZONRIS and our product candidates, and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Our management team has limited experience in managing a company with this anticipated growth, and we may not be able to do so effectively. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations, which could delay the execution of our business plans or disrupt our operations.

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

Our relationships with healthcare providers, physicians, and third-party payors in the United States and in foreign jurisdictions are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal, civil or administrative sanctions, contractual damages, potential exclusion from government-funded healthcare programs, reputational harm, and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and in foreign jurisdictions play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

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

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. HIPAA and HITECH also regulate the use and disclosure of identifiable health information by healthcare providers, health plans and healthcare clearinghouses, and impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of identifiable health information as well as requiring notification of regulatory breaches. HIPAA and HITECH violations may prompt civil and criminal enforcement actions as well as enforcement by state attorney generals;

•                  the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•                  the federal transparency requirements under the ACA, commonly referred to as the Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to U.S.-licensed physician and teaching hospital payments and other transfers of value including research payments and ownership and investment interests;

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

Risks Related to Our Dependence on Third Parties in the U.S. and Abroad

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

To conduct our preclinical and clinical studies, we rely on academic institutions, CROs, hospitals, clinics and other third-party collaborators who are outside our direct control, which limits our control over the overall conduct of these studies and the ability to successfully complete them. In our corporate-sponsored trials and investigator sponsored trials of ELZONRIS and our clinical drug candidates, we have continued to engage various third parties. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by contract or in accordance with regulatory requirements. If these third-parties fail to meet expected deadlines, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then trials of our product candidates may be extended, delayed, compromised or terminated, and as a result we may not be able to commercialize our product candidates.

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

•                  we may bear all of the risk related to the development of any such product candidates;

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce commercial supplies, as well as clinical and preclinical product candidate supplies, ourselves. As a result, we work with third-party CMOs to produce our products and clinical product candidates in acceptable quality and quantity for our ongoing and future clinical trials, as well as for commercial supply. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market ELZONRIS or our clinical drug candidates or may be delayed in doing so. We purchase and plan to purchase immunostimulants used with SL-701 from third parties. Whereas GM-CSF and Imiquimod are commercially available products, poly-ICLC (Hiltonol®) is a development stage candidate and not commercially available. We do not have a right to manufacture poly-ICLC directly or through our third-party CMOs, and are wholly dependent on a third-party manufacturer of poly-ICLC for clinical supply. This third-party manufacturer currently has a limited supply and may be unable to provide adequate poly-ICLC to us in the future.

We also expect to rely upon third parties to produce drug substance and drug product required for the clinical trials and commercial supply of our product and product candidates. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market those that are approved. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs, our supply needs for ELZONRIS, and future commercialization of any product candidates for which we may receive regulatory approval. In addition, the FDA and other regulatory authorities require that our products and product candidates be manufactured according to cGMPs, and similar standards for products manufactured for markets outside the U.S. Any failure by our third-party manufacturers to comply with cGMPs or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product or product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates or commercial products. In addition, such failures could be the basis for action by the FDA to withdraw product approvals previously granted to us and for other regulatory action, which could result in or lead to recall, seizure, import alerts, fines, imposition of operating restrictions, total or partial suspension of production, injunctions, consent decrees, or civil or criminal sanctions.

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

The third-party manufacturers of our product and product candidates require specialized equipment and utilize complicated production processes that would be difficult, time-consuming and costly to duplicate. Thus, we have multiple third-party manufacturers who supply our drug product candidates, one third-party manufacturer for each of our product and product candidates. Because of this arrangement, there is a greater risk that issues in execution or changes in business focus and/or product risk assessments at a third-party manufacturer could cause delays in the clinical development or manufacture of a product or product candidate than if we used more than one third-party manufacturer for each product and product candidate. For each of our product and product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product and product candidates for commercial supply and our clinical studies. Any prolonged disruption in a third-party manufacturer’s vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our third-party manufacturer’s ability to manufacture our product or product candidates. This would cause us to seek additional third-party manufacturing contracts, thereby increasing, if applicable, our development costs and timelines, and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on their ability to manufacture our product and product candidates. This would cause us to seek additional third-party manufacturing contracts, thereby increasing, if applicable, our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers and third-party laboratories performing analytical and other testing could receive inspection findings from regulatory authorities that require investigation and remediation, and this could result in business interruptions affecting the production of our product and product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturers’ shortages or supply shortages of their vendors. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturers’ insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturers can repair their facilities or we can qualify alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA or other local health authority approval of any new manufacturer would also be required. The delays associated with the qualification of a new manufacturer or the requalification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product or product candidates could negatively affect our business.

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

Failure to obtain patents directed to all approved uses of ELZONRIS may enable a competitor to market ELZONRIS for such approved but unpatented indication(s), which could lead to price erosion for sales of ELZONRIS. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, as well as an issued European patent and allowed Japanese patent directed to the SL-701 composition, we currently do not have any U.S. composition of matter patent protection for SL-701. We have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701, and we have foreign pending patent applications, as well as issued patents in Australia and Mexico, which would cover certain uses of SL-701. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we currently do not have any composition of matter patent protection, although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. With respect to SL-801 and SL-901, we have licensed composition of matter patents issued in the U.S. and abroad directed to the SL-801 compound and SL-901. With respect to SL-1001, we have filed U.S. and foreign patent applications directed to the SL-1001 composition, and these applications are pending Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

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

Claims that our product or product candidates or other technologies, or the sale or use of our products or technology infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

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

We are a party to several license agreements relating to certain patents and patent applications owned by third parties, upon which certain aspects of our business depend. In particular, we hold an exclusive license from Scott and White Memorial Hospital, or Scott and White, for ELZONRIS and SL-501, and we hold three licenses, including an exclusive license and two non-exclusive licenses, from the University of Pittsburgh relating to SL-701. Our license agreement with Scott and White survives, unless earlier terminated, until the later of the expiration of the last to expire licensed patent or the date on which we owe no further payments to Scott and White. Our exclusive and our non-exclusive patent license agreements with the University of Pittsburgh survive, unless earlier terminated, until the expiration of the last to expire licensed patent, and our non-exclusive license with the University of Pittsburgh to use and reference certain clinical trial data and information survives for a term of twenty years unless earlier terminated. We hold a exclusive worldwide license from CanBas Co., Ltd. for SL-801. The agreement with CanBas Co., Ltd. survives until the later of ten years following the first commercial sale of each product in each country; the date upon which there are no more valid claims; or the expiration or termination of the last regulatory exclusivity period, after which our license becomes fully paid, irrevocable, perpetual, non-exclusive and royalty-free. We also hold licenses from academic institutions relating to intellectual property underlying ELZONRIS and our product candidates. We expect to enter into additional license agreements as part of the development of our business.

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

•                  our dependence on third parties, including clinical research organizations and contract manufacturing organizations, trial sites, clinical trial sponsors and clinical investigators;

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 18.5% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

•                  require that stockholder actions must be affected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

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

Recent Sales of Unregistered Securities

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

3.4

Certificate of Amendment of Restated Certificate of Incorporation of Stemline Therapeutics, Inc., dated June 26, 2019, filed as Exhibit 3.1 to Form 8-K on June 28, 2019 (File No. 001-35619) and incorporated herein by reference.

3.5	Amended and Restated Bylaws of Stemline Therapeutics, Inc., filed as Exhibit 3.2 to Form 8-K on February 6, 2013 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2019.

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

Date: August 6, 2019	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019

	By:	/s/ David G. Gionco
David G. Gionco
Vice President of Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)