Form 10-Q
period 2019-09-30
STEMLINE THERAPEUTICS INC
filed 2019-11-12
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 50,129,326 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 12, 2019.

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

Any forward-looking statements that we make in this Form 10-Q speak only as of the date of such statements, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-Q. You should also read carefully the factors described in the “Risk Factors” section of this Form 10-Q to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these risks and uncertainties, our actual results may differ materially from those reflected in the forward-looking statements in this Form 10-Q.

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

ii

PART 1:  FINANCIAL INFORMATION

Item 1.         Financial Statements.

STEMLINE THERAPEUTICS, INC.

Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$27,378,573	$9,443,667
Short-term investments	147,152,571	50,662,189
Accounts receivable	16,566,838	—
Inventories	2,856,876	—
Prepaid expenses and other current assets	2,547,101	2,952,996
Total current assets	196,501,959	63,058,852
Property and equipment, net	213,036	222,413
Operating lease right-of-use assets	1,240,455	—
Other assets	212,305	212,305
Total assets	$198,167,755	$63,493,570
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,376,369	$21,153,062
Operating lease liabilities - current portion	1,061,721	—
Other current liabilities	10,000	65,862
Total current liabilities	22,448,090	21,218,924
Operating lease liabilities	277,758	—
Other liabilities	6,949	72,591
Total liabilities	22,732,797	21,291,515
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock $0.0001 par value, 83,750,000 shares authorized at September 30, 2019 and 53,750,000 shares authorized at December 31, 2018. 50,010,233 shares issued and outstanding at September 30, 2019 and 31,943,186 shares issued and outstanding at December 31, 2018	5,001	3,194
Additional paid-in capital	523,656,945	331,343,484
Accumulated other comprehensive loss	(1,724)	(56,559)
Accumulated deficit	(348,225,264)	(289,088,064)
Total stockholders’ equity	175,434,958	42,202,055
Total liabilities and stockholders’ equity	$198,167,755	$63,493,570

— See accompanying unaudited notes —

STEMLINE THERAPEUTICS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$13,332,580	$—	$31,387,878	$—
Income:
Grant income	—	—	—	500,000

Operating expenses:
Cost of goods sold	1,071,673	—	1,740,560	—
Research and development	12,332,208	11,758,025	40,177,424	35,650,147
Selling, general and administrative	15,413,688	9,647,336	50,370,163	24,208,551

Total operating expenses	28,817,569	21,405,361	92,288,147	59,858,698

Loss from operations	(15,484,989)	(21,405,361)	(60,900,269)	(59,358,698)
Other income (expense)	714	—	(3,610)	(3,897)
Interest income	604,510	361,365	1,753,232	973,144

Net loss before income taxes	(14,879,765)	(21,043,996)	(59,150,647)	(58,389,451)

Income tax (expense) benefit	(8,747)	—	13,447	—

Net loss	$(14,888,512)	$(21,043,996)	$(59,137,200)	$(58,389,451)

Net loss per common share:

Basic and Diluted	$(0.34)	$(0.73)	$(1.46)	$(2.07)

Weighted-average shares outstanding:

Basic and Diluted	43,733,163	29,018,507	40,486,766	28,253,750

— See accompanying unaudited notes —

STEMLINE THERAPEUTICS, INC.

Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(14,888,512)	$(21,043,996)	$(59,137,200)	$(58,389,451)

Other comprehensive gain (loss):

Unrealized gain (loss) on investments, net of tax	(53,498)	26,427	51,225	45,515
Reclassification adjustment for (gain) loss on investments included in net loss	(714)	—	3,610	3,897

Other comprehensive (loss) gain	(54,212)	26,427	54,835	49,412
Comprehensive loss	$(14,942,724)	$(21,017,569)	$(59,082,365)	$(58,340,039)

— See accompanying unaudited notes —

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, June 30, 2019	43,875,679	$4,388	$434,071,363	$52,488	$(333,336,752)	$100,791,487

Restricted stock grants	125,469	13	(13)	—	—	—
Forfeiture of restricted stock grants	(27,038)	(3)	3	—	—	—
Stock-based compensation expense	—	—	5,833,524	—	—	5,833,524
Employee Stock Purchase Plan compensation expense	—	—	107,545	—	—	107,545
Issuance of common stock in connection with the ESPP	16,859	2	170,611	—	—	170,613
Issuance of common stock in connection with the exercise of stock options	269,264	27	1,248,531	—	—	1,248,558
Issuance of common stock in connection with secondary public offering	5,750,000	574	82,225,381	—	—	82,225,955
Net loss	—	—	—	—	(14,888,512)	(14,888,512)
Other comprehensive loss, net of tax	—	—	—	(54,212)	—	(54,212)
Balance, September 30, 2019	50,010,233	$5,001	$523,656,945	$(1,724)	$(348,225,264)	$175,434,958

— See accompanying unaudited notes —

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity (cont.)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, December 31, 2018	31,943,186	$3,194	$331,343,484	$(56,559)	$(289,088,064)	$42,202,055

Stock award — outside services	43,822	4	500,005	—	—	500,009
Restricted stock grants	1,748,940	175	(175)	—	—	—
Forfeiture of restricted stock grants	(72,134)	(7)	7	—	—	—
Stock-based compensation expense	—	—	21,351,346	—	—	21,351,346
Employee Stock Purchase Plan compensation expense	—	—	177,899	—	—	177,899
Issuance of common stock in connection with the ESPP	30,212	3	299,380	—	—	299,383
Issuance of common stock in connection with the exercise of stock options	343,985	34	1,542,014	—	—	1,542,048
Issuance of common stock in connection with secondary public offering, net	15,972,222	1,598	168,442,985	—	—	168,444,583
Net loss	—	—	—	—	(59,137,200)	(59,137,200)
Other comprehensive income, net of tax	—	—	—	54,835	—	54,835
Balance, September 30, 2019	50,010,233	$5,001	$523,656,945	$(1,724)	$(348,225,264)	$175,434,958

— See accompanying unaudited notes —

STEMLINE THERAPEUTICS, INC.
Statement of Stockholders’ Equity (cont.)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, June 30, 2018	30,917,705	$3,092	$322,886,302	$(122,973)	$(241,409,154)	$81,357,267

Restricted stock grants	756,594	76	(76)	—	—	—
Forfeiture of restricted stock grants	(14,933)	(2)	2	—	—	—
Stock-based compensation expense	—	—	3,070,424	—	—	3,070,424
Employee Stock Purchase Plan compensation expense	—	—	16,925	—	—	16,925
Issuance of common stock in connection with the ESPP	3,436	—	25,700	—	—	25,700
Issuance of common stock in connection with the exercise of stock options	8,750	1	50,471	—	—	50,472
Issuance of common stock in connection with secondary public offering	—	—	34,947	—	—	34,947
Net loss	—	—	—	—	(21,043,996)	(21,043,996)
Other comprehensive income, net of tax	—	—	—	26,427	—	26,427
Balance, September 30, 2018	31,671,552	$3,167	$326,084,695	$(96,546)	$(262,453,150)	$63,538,166

— See accompanying unaudited notes —

STEMLINE THERAPEUTICS, INC.

Statement of Stockholders’ Equity (cont.)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance, December 31, 2017	25,313,595	$2,531	$251,489,546	$(145,958)	$(204,275,690)	$47,070,429

Restricted stock grants	1,496,126	150	(150)	—	—	—
Forfeiture of restricted stock grants	(55,495)	(6)	6	—	—	—
Stock-based compensation expense	—	—	8,682,492	—	—	8,682,492
Adoption of accounting standard update related to stock compensation accounting (ASU 2018-07)	—	—	(211,991)	—	211,991	—
Employee Stock Purchase Plan compensation expense	—	—	42,275	—	—	42,275
Issuance of common stock in connection with the ESPP	19,107	2	142,918	—	—	142,920
Issuance of common stock in connection with the exercise of stock options	169,810	17	1,583,780	—	—	1,583,797
Issuance of common stock in connection with the exercise of warrants	30,830	3	352,525	—	—	352,528
Issuance of common stock in connection with follow-on public offering, net	4,697,579	470	64,003,294	—	—	64,003,764
Net loss	—	—	—	—	(58,389,451)	(58,389,451)
Other comprehensive income, net of tax	—	—	—	49,412	—	49,412
Balance, September 30, 2018	31,671,552	$3,167	$326,084,695	$(96,546)	$(262,453,150)	$63,538,166

— See accompanying unaudited notes —

STEMLINE THERAPEUTICS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities

Net loss	$(59,137,200)	$(58,389,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	83,872	38,639
Stock-based compensation expense	20,953,971	8,682,492
Stock award — in-licensing	500,009	—
Employee Stock Purchase Plan compensation expense	177,899	42,275
Amortization of premium paid on marketable securities	(656,798)	(55,505)
Non-cash lease expense	727,925	—
Net gain loss on sale of marketable securities	3,610	3,897
Changes in operating assets and liabilities:
Accounts receivable	(16,566,838)	—
Inventories	(2,459,501)	—
Prepaid expenses and other current assets	405,895	(1,527,168)
Accounts payable and accrued expenses	223,307	(2,539,997)
Operating lease liabilities	(746,960)	—
Other current liabilities	367	28,433
Other liabilities	(3,814)	(24,203)
Net cash used in operating activities	(56,494,256)	(53,740,588)

Cash flows from investing activities
Purchase of fixed assets	(74,495)	(94,258)
Purchase of marketable securities	(179,609,313)	(57,750,123)
Sale and maturities of marketable securities	83,826,954	52,387,670
Net cash used in investing activities	(95,856,854)	(5,456,711)

Cash flows from financing activities
Principal payments on finance lease liabilities	—	(3,067)
Proceeds from issuance of common stock from follow-on public offerings, net	168,444,585	64,003,764
Proceeds from issuance of common stock from ESPP	299,383	142,920
Proceeds from exercise of stock options	1,542,048	1,583,797
Proceeds from exercise of warrants	—	352,528
Net cash provided by financing activities	170,286,016	66,079,942

Net increase in cash and cash equivalents	17,934,906	6,882,643
Cash and cash equivalents at beginning of period	9,443,667	4,795,098

Cash and cash equivalents at end of period	$27,378,573	$11,677,741

— See accompanying unaudited notes —

1.                                      Organization

Stemline Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing novel oncology therapeutics. The Company’s activities to date have primarily consisted of advancing ELZONRIS® (tagraxofusp-erzs) through the clinical and regulatory process, launching and commercializing ELZONRIS, including building out a sales, marketing, and reimbursement infrastructure, developing and implementing its global regulatory and commercial strategies, developing its clinical and preclinical stage programs, including evaluating ELZONRIS in additional indications and other product candidates in various indications, expanding and strengthening its intellectual property portfolio, identifying and acquiring additional product and technology rights, investor relations efforts, and raising capital. The Company was incorporated in Delaware on August 8, 2003 and has its principal office in New York, New York.

The Company has incurred losses from operations since inception of $359.9 million. Since its inception, most of its resources have been dedicated to drug discovery and acquisition, intellectual property, manufacturing, preclinical and clinical development of product candidates, regulatory strategy and implementation, and commercialization of ELZONRIS, an FDA-approved product. In particular, the Company has expended and will continue to expend substantial resources for the foreseeable future commercializing its approved product in the U.S. and potentially abroad, should it be approved outside the U.S., developing its approved product for potential additional indications, developing its additional clinical stage product candidates, developing its preclinical stage product candidates, and continuing its asset acquisition efforts. These expenditures include costs associated with general and administrative, facilities, research and development, acquiring new technologies, manufacturing product and product candidates, conducting clinical trials and preclinical experiments, seeking regulatory input, including approvals, as well as commercializing any products approved for sale, including its approved product, ELZONRIS, in blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its approved product and/or from the potential approval of its currently approved product in additional indications, and/or in additional territories, or its other product candidates. The Company expects its research and development expenses to increase in connection with its ongoing and planned clinical trials and related manufacturing efforts, as well as for expenses related to the U.S. commercial launch of ELZONRIS and pursuit of potential regulatory approval and commercialization in ex-U.S. territories. The Company also anticipates that its selling, general and administrative expenses will be higher in future periods due to commercialization and ongoing optimization and build out of its commercial infrastructure and regulatory compliance systems to support the continued commercialization of ELZONRIS in the U.S. and potentially ex-U.S. territories.

As a result, the Company may continue to incur operating losses for the foreseeable future. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to delay or terminate commercialization, clinical trials or other development activities for its product and product candidates, for one or more indications or territories, or delay or terminate its establishment of sales and marketing capabilities, or other activities, that may be necessary to commercialize its products and product candidates.

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

2.                                      Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. During the nine months ended September 30, 2019, the changes to the significant accounting policies mainly relate to the commercialization of ELZONRIS, which includes product revenue, net, cost of goods sold, accounts receivable, and inventory.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step assessment: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company determined that the delivery of its product to its customer constitutes a single performance obligation as there are no other promises to deliver goods or services. Shipping and handling are considered to be fulfillment activities and are not considered separate performance obligations. The Company has assessed the existence of a significant financing component in the agreement with its customer. The payment terms with its customer do not exceed one year and therefore no amount of consideration has been allocated as a financing component. Taxes collected related to product sales are remitted to governmental authorities and are excluded from revenue.

Product Revenue, Net

The Company began commerical sales of ELZONRIS in January 2019. The Company sells ELZONRIS to its customer through its title distribution channel. The customer subsequently resells ELZONRIS to a limited number of specialty distributors who, in turn, distribute ELZONRIS to specialty hospitals.

The Company recognizes revenue on sales of ELZONRIS when its customer obtains control of the product, which occurs at a point in time, typically upon delivery. Product revenues are recorded at the product’s wholesale acquisition costs, net of applicable reserves for variable consideration that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. Components of variable consideration include government contracts, product returns, commercial co-payment assistance program transactions, and distribution service fees. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as a current liability based on the expected value method and a range of outcomes and are probability weighted in accordance with ASC 606. Overall, these reserves reflect our best estimates of the amount of consideration against product revenue that has been recognized.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. The Company’s analyses contemplate the application of the constraint in accordance with ASC 606. For the three and nine months ended September 30, 2019, the Company determined a material reversal of revenue would not likely occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Government Contracts

The Company has entered into contracts (i) to participate in the Medicaid Drug Rebate Program and the Medicare Part D program, and (ii) to sell to the U.S. Department of Veterans Affairs, 340b entities and other government agencies (“Government Payors”) so that ELZONRIS will be eligible for purchase by, in partial or full reimbursement from, such Government Payors. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accounts payable and accrued expenses. For Medicare Part D, the Company estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional discount under the Medicare Part D program.

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

Product Returns

Consistent with industry practice, the Company offers a limited right of return for product that has been purchased. To estimate sales with a right of return, the Company will assess, on a quarterly basis, the number of vials that are held in inventory throughout the distribution channel. Amounts for estimated product returns are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accounts payable and accrued expenses.

Commercial Co-payment Assistance Program

The Company offers a co-payment assistance program where permitted by law and which is intended to provide financial assistance to qualified commercially insured patients who are required to pay prescription drug copayments based on the terms of their prescription drug insurance plans. The calculation of the accrual for co-payment assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accounts payable and accrued expenses.

Distribution Fees

Distribution fees include fees paid to the Company’s distributors for the distribution of ELZONRIS based on contractual rates. In addition, the Company compensates for data and other administrative activities. Therefore, estimates for these costs are recorded as a reduction of revenue, based on contractual terms.

Accounts Receivable

Accounts receivable primarily relates to amounts due from the Company’s customer. The Company analyzes accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. No reserve has been recorded relating to an allowance for doubtful accounts at September 30, 2019.

Cost of goods sold

Cost of goods sold includes direct costs to manufacture commercial drug substance and drug product for ELZONRIS, as well as indirect costs including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, and royalties due to the licensor of ELZONRIS related to the U.S. product sales recognized during the period.

Inventory

The Company capitalizes inventory costs associated with the manufacturing of ELZONRIS after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the three and nine months ended September 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018.

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of goods sold in the statement of operations and comprehensive loss.

Adoption of New Accounting Standard

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

The Company adopted ASU 2016-02 on January 1, 2019 using the prospective application method practical expedient. The adoption of this standard had an impact on our balance sheet, recognizing a right-of-use asset and lease liability of approximately $2 million. Refer to Note 8 for disclosure requirements related to the adoption of this standard.

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

Recently Issued Accounting Standards Not Yet Adopted

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

Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2019, are not expected to have a material effect on the Company’s unaudited financial position, annual results of operations and/or cash flows.

3.                                      Liquidity and Capital Resources

As of September 30, 2019, the Company has approximately $174.5 million in cash, cash equivalents, and investment securities. The Company primarily invests in highly liquid cash equivalents, investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4.                                      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Prepaid third party vendor costs	$1,520,975	$1,851,553
Deposits	492,794	189,000
Prepaid insurance	408,091	69,021
Other receivables	125,241	843,422
Total	$2,547,101	$2,952,996

5.                                      Property and Equipment, Net

Property and equipment, net, consist of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Office furniture and fixtures	$519,675	$519,675
Manufacturing equipment	181,753	107,258
Leasehold improvements	82,694	82,694
Capital lease equipment	29,529	29,529
Computer equipment	18,612	18,612
Property and equipment	832,263	757,768
Less accumulated depreciation and amortization	(619,227)	(535,355)
Property and equipment, net	$213,036	$222,413

Depreciation expense was $83,872 and $38,639 for the nine-month periods ended September 30, 2019 and 2018, respectively, and $25,693 and $14,575 for the three month periods ended September 30, 2019 and 2018, respectively.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Fixed-income treasury portfolio	$147,152,571	$—	$—	$147,152,571
Certificate of Deposits	—	—	—	—
Cash and cash equivalents	27,378,573	—	—	27,378,573
Total assets at fair value	$174,531,144	$—	$—	$174,531,144

	December 31, 2018
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:
Fixed-income treasury portfolio	$30,637,998	$—	$—	$30,637,998
Certificate of Deposits	—	20,024,191	—	20,024,191
Cash and cash equivalents	9,443,667	—	—	9,443,667
Total assets at fair value	$40,081,665	$20,024,191	$—	$60,105,856

The following is a summary of cash and cash equivalents and available-for-sale investments held by the Company at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$11,259,354	$—	$—	$11,259,354
Cash equivalents:
Money market funds	16,119,056	280	(117)	16,119,219

Total cash and cash equivalents	$27,378,410	$280	$(117)	$27,378,573

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	2,999,384	1,862	—	3,001,246
Federal farm credit bank	2,409,071	4,235	—	2,413,306
Federal Home Loan Bank	1,002,180		(848)	1,001,332
Freddie Mac	1,257,730	11	—	1,257,741
U.S. Treasury Securities	139,446,220	68,008	(35,282)	139,478,946

Total short-term investments	147,114,585	74,116	(36,130)	147,152,571

Total	$174,492,995	$74,396	$(36,247)	$174,531,144

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$2,482,621	$—	$—	$2,482,621
Cash equivalents:
Money market funds	6,961,046	—	—	6,961,046

Total cash and cash equivalents	$9,443,667	$—	$—	$9,443,667

Short-term investments:
Fixed-income treasury portfolio:

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Fannie Mae	2,013,336	—	(1,146)	2,012,190
Federal home loan bank	6,020,492	—	(10,646)	6,009,846
Freddie Mac	2,512,252	—	(8,530)	2,503,722
U.S. Treasury Securities	20,123,026	767	(11,553)	20,112,240

Certificate of Deposits	20,024,346	—	(155)	20,024,191

Total short-term investments	50,693,452	767	(32,030)	50,662,189

Total	$60,137,119	$767	$(32,030)	$60,105,856

*The gross unrealized gains and losses captured in this footnote is before tax.

At September 30, 2019 and December 31, 2018, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at September 30, 2019 and December 31, 2018. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2019.

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

7.                                      Inventories

Inventory consists of the following:

September 30,
2019
Raw materials	$39,820
Work-in-process	1,655,073
Finished goods	1,161,983
Total Inventories	$2,856,876

Inventory is related to our approved product, ELZONRIS. There were no write downs for excess and obsolete inventory during the three and nine months ended September 30, 2019.

8.                                      Leases

The Company has leases for office facilities as well as for certain equipment. The operating lease portfolio is related to two office spaces and the financing lease relates to office equipment that was acquired in the prior year. Subsequent to the quarter ended September 30, 2019, the Company met the criteria to commence accounting for an operating lease arrangement for office space in Switzerland, which was dated November 1, 2019. The lease expires in March 2023 and includes approximately $0.4 million of legally binding minimum lease payments. The Company is in the process of completing its accounting for this operating lease arrangement, including determining the incremental borrowing rate to discount the remaining lease payments associated with the lease liability and the right-of-use asset. Operating leases are included in operating lease right-of-use assets, operating lease liability - current and operating lease liabilities on the Company’s balance sheet. The Company has elected the package of practical expedients which applies to leases that commenced before the adoption date. By electing the package of practical expedients, the Company did not need to reassess whether any existing contracts are or contain leases, the lease classification for any existing leases and initial direct costs for any existing leases.

Operating lease right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. When the implicit rate of the lease is not provided or cannot be determined, the Company used the incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense is recognized as a single lease cost on a straight-line basis over the lease term.

During the three and nine month periods ended September 30, 2019, the Company recognized lease expense of $267,386 and $802,245, respectively, primarily related to our operating leases. During the three and nine month periods ended September 30, 2018, lease expense was $332,383 and $709,997, respectively. Lease expense is included in selling, general and administrative expense in the statements of operations.

September 30,
Balance sheet information related to leases was as follows:	2019
Operating Leases
Operating lease right-of-use assets	$1,240,455
Operating lease liabilities - current portion	1,061,721
Operating lease liabilities	277,758
Total operating lease liabilities	$1,339,479
Weighted Average Remaining Lease Term — Operating Leases	1.25 years
Weighted Average Discount Rate — Operating Leases	7.32%

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

Operating Leases
2019	$279,450
2020	1,117,800
Total future minimum lease payments	1,397,250
Less imputed interest	(57,771)
Present value of operating lease liabilities	$1,339,479

As of December 31, 2018, future minimum lease payments under long-term noncancelable operating leases as classified under ASC 840 were as follows:

Operating Leases
2019	$1,011,420
2020	847,620
2021	4,425
Total future minimum lease payments	$1,863,465

Supplemental cash flow information related to leases was as follows:

September 30,
Cash paid for amounts included in the measurement of operating lease liabilities:	2019

Operating cash flows from operating leases	$838,350

9.                                      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Accrued research and development costs	$9,027,716	$8,790,920
Accrued compensation	4,252,328	5,515,002
Accrued legal	919,488	687,042
Accrued commercial costs	3,336,166	4,614,507
Accrued general and administrative costs	993,381	1,545,591
Accrued sales deduction and allowance	2,452,201	—
Accrued royalty	395,089	—
Total accounts payable and accrued expenses	$21,376,369	$21,153,062

10.                               Common Stock

On August 8, 2019, the Company completed a follow-on public offering, selling 5,000,000 shares at an offering price of $15.25 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $15.25 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $87.7 million, and net proceeds received after underwriting fees and offering expenses were approximately $82.2 million.

The Company was authorized to issue 83,750,000 shares of common stock at September 30, 2019 and 53,750,000 shares of common stock at December 31, 2018.

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

11.                               Accumulated Other Comprehensive (Loss) Income

The changes in accumulated balances for each component of other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Balance at beginning of period	$52,488	$(122,973)	$(56,559)	$(145,958)
Other comprehensive income before reclassification	(53,498)	26,427	51,225	45,515
Amounts reclassified from accumulated other comprehensive loss*	(714)	—	3,610	3,897
Total other comprehensive (loss) income	(54,212)	26,427	54,835	49,412

Balance at end of period	$(1,724)	$(96,546)	$(1,724)	$(96,546)

*Amounts reclassified affect other income in the Statements of Operations.

12.                               Product Revenue Reserves and Allowances

As of September 30, 2019, the Company’s sole source of product revenue has been from sales of ELZONRIS in the United States. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and nine months ended September 30, 2019:

		Three Months Ended September 30, 2019
	Government Rebates	Product Returns	Commercial Co-payment Assistance Programs	Distribution Fees	Total
Beginning balance at June 30, 2019	$481,396	$130,590	$53,125	$419,476	$1,084,587
Provision related to sales in the current quarter	1,369,156	1,292,235	23,942	367,851	3,053,184
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(1,373,435)	—	—	(312,135)	(1,685,570)
Ending balance at September 30, 2019	$477,117	$1,422,825	$77,067	$475,192	$2,452,201

		Nine Months Ended September 30, 2019
	Government Rebates	Product Returns	Commercial Co-payment Assistance Programs	Distribution Fees	Total
Beginning balance at December 31, 2018	$—	$—	$—	$—	$—
Provision related to sales in the current year	2,266,945	1,422,825	77,067	848,338	4,615,175
Adjustments related to prior period sales	—	—	—	—	—
Credits and payments made	(1,789,828)	—	—	(373,146)	(2,162,974)
Ending balance at September 30, 2019	$477,117	$1,422,825	$77,067	$475,192	$2,452,201

Government rebates, product returns, commercial co-payment assistance programs, and distribution fees are recorded as a component of accounts payable and accrued expenses on the balance sheet.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted net loss per common share calculation:
Net loss	$(14,888,512)	$(21,043,996)	$(59,137,200)	$(58,389,451)
Basic and diluted weighted-average common shares	43,733,163	29,018,507	40,486,766	28,253,750
Basic and diluted net loss per share	$(0.34)	$(0.73)	$(1.46)	$(2.07)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock has vested. For the nine-month periods ended September 30, 2019 and 2018, the Company reported a loss from operations and therefore, all potentially dilutive stock options and restricted stock as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options and restricted stock that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Nine Months Ended September 30,
	2019	2018
Restricted stock	3,316,384	2,631,934
Options outstanding	3,161,327	3,191,018
Total	6,477,711	5,822,952

14.                               Grant Income

In October 2013, the Company entered into a contract with the LLS whereby LLS agreed to provide funding to the Company not to exceed $3.5 million. LLS is a national voluntary health organization that, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. In consideration of funding by LLS and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company may be required to pay LLS a cash multiple on the LLS funding, less any amount the Company contributes to LLS to support the Company’s preclinical and clinical development activities to bring ELZONRIS to commercialization. The Company is required to make a one-time payment upon regulatory approval and commercialization of ELZONRIS. Additionally, the Company is required to make payments based on achievement of specific sale-based commercial milestones. The total amount payable by the Company to LLS will not exceed three (3) times the amount of net funding received from LLS of $2.9 million. The Company may terminate the license for any or no reason upon 60 days advance written notice to LLS. If either party breaches a material obligation under the agreement and such obligation is not cured within a specified period of time following written notice from the other party, the non-breaching party may terminate the agreement upon an additional written notice. As at September 30, 2019, a $1.5 million liability is recorded in accounts payable and accrued expenses on the Company’s balance sheet, payable to LLS under this agreement.

15.                               Income Taxes

The Company recorded a $13,447 income tax benefit related to intraperiod tax allocations for the nine-month period ended September 30, 2019 and no income tax provisions or benefits were recorded for the nine-month period ended September 30, 2018, due to the fact that the Company cannot benefit from its net operating losses or other deferred tax assets. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of September 30, 2019, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

16.                               Stock-Based Compensation

The Company’s 2016 Stock Equity Incentive Plan (the “2016 Plan”) was adopted by the board of directors and approved by the stockholders in May 2016. The 2016 Plan authorizes the Company to grant up to 1,812,932 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company. Under the provisions of the 2016 Plan, no option will have a term in excess of 10 years. The Company’s stockholders approved an increase of 1,200,000 shares, an increase of 2,900,000 shares, and an increase of 2,500,000 shares authorized under the 2016 Plan during 2017, 2018, and 2019, respectively.

As of September 30, 2019, there were 2,488,038 shares of common stock available for future grants under the 2016 Plan.

The following table summarizes stock-based compensation related to the above plans by expense category for the three and nine-month periods ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,475,081	$1,334,967	$8,802,566	$3,521,610
Selling, general and administrative	3,358,443	1,735,457	12,548,780	5,160,882
Total	$5,833,524	$3,070,424	$21,351,346	$8,682,492

The following table summarizes the stock-based compensation capitalized to inventory:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense capitalized to inventory	$160,267	$—	$397,375	$—

Stock Options

The Company grants stock options to employees, directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period from date of grant or if vesting based on market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the market condition. Options granted to directors vest in equal yearly installments over a three-year period from the date of grant. Options granted to directors may be granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options granted to employees and directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the three and nine-month periods ended September 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average volatility	N/A	75.35%	66.23%	76.90%
Weighted-average risk-free interest rate	N/A	2.86%	2.42%	2.78%
Weighted-average expected term in years	N/A	6.26	6.26	6.26
Dividend yield	N/A	0%	0%	0%

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

For the three and nine-month periods ended September 30, 2019, the Company issued 269,264 and 343,985 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of approximately $1.2 million and $1.5 million, respectively. As of September 30, 2019, there was approximately $5.1 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.07 years.

The following table summarizes the activity related to the Company’s stock options for the nine months ended September 30, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,514,018	$9.59
Options granted	85,500	12.38
Options exercised	(343,985)	4.61
Options forfeited	(94,206)	11.82
Outstanding at September 30, 2019	3,161,327	$10.14	5.46	$9,797,613
Options exercisable at September 30, 2019	2,342,417	$9.66	4.53	$8,381,861

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2019 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	2,794,455	$12.79
Shares granted	1,748,940	11.84
Shares vested	(1,154,877)	13.01
Shares forfeited	(72,134)	13.01
Outstanding at September 30, 2019	3,316,384	$12.20

For the nine-month period ended September 30, 2019, the Company granted 1,748,940 shares of restricted stock at a weighted-average grant date fair value of $11.84 per share amounting to approximately $20.7 million in total aggregate fair value. As of September 30, 2019, 3,316,384 shares remained unvested and there was approximately $28.8 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 1.88 years. The total fair value of restricted stock vested during the three and nine-month periods ended September 30, 2019 was approximately $3.1 million and $15.0 million, respectively, and $0.4 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 2018.

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

The following table summarizes the activity related to the Company’s RSU for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2018	—	$—
Shares granted	68,000	13.81
Shares vested	—	—
Shares forfeited	—	—
Outstanding at September 30, 2019	68,000	$13.81

For the nine-month period ended September 30, 2019, the Company granted 68,000 shares of RSU at a weighted-average grant date fair value of $13.81 per share amounting to approximately $0.9 million in total aggregate fair value. As of September 30, 2019, 68,000 shares remained unvested and there was approximately $0.9 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 3.78 years. The total fair value of RSU vested during the nine-month periods ended September 30, 2019 was $0.

Performance Share Awards

On August 2018, the FDA accepted the Company’s Biologics License Application, or BLA, for ELZONRIS for the treatment of BPDCN, in adults and pediatric patients two years and older. As a result of the approval, the underlying performance condition associated with the performance share awards, or PSAs, were met. The Company recognized approximately $0.5 million and $118,564 of stock compensation expense related to the PSAs for the nine-month periods ended September 30, 2019 and 2018, respectively.

In addition, ELZONRIS received FDA approval on December 21, 2018 for the treatment of patients with BPDCN. As a result of the approval, the underlying performance condition associated with the PSAs were met and the Company recognized approximately $6.3 million and $61,027 of stock compensation expense related to the PSAs for the nine-month periods ended September 30, 2019 and 2018, respectively.

For awards with performance conditions, such as obtaining regulatory approval on a developed product, capital raises, a change in control or a sale of the company, no expense is recognized, and no measurement date can occur, until the occurrence of the event is probable.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was $0.1 and $0.2 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $0.5 million and $1.5 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $107,545 and $16,925 of compensation expense for the three-month periods ended September 30, 2019 and 2018, respectively, and $177,899 and $42,275 for the nine-month periods ended September 30, 2019 and 2018, respectively, related to participation in the 2015 ESPP.

17.                               Commitments and Contingencies

The Company has entered into research and development agreements with third parties for the development of oncology product candidates and technologies. According to these agreements, the Company typically funds the development of such assets and potentially makes development-based milestone payments, royalty and sales-based milestone payments based on net sales should the product candidates be approved for marketing. The timing and the amounts of milestone and royalty payments in the future are not certain.

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

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $375.6 million in future periods. As of September 30, 2019, the Company has paid or accrued $8.1 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

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

Contractual Agreements

The Company has entered into contracts with a pharmaceutical drug substance manufacturer over the past six years totaling $33.9 million, with services to be rendered on some of these agreements through 2019. From inception through September 30, 2019, the Company has received and paid for services relating to these agreements in the amount of $30.6 million. In addition, the Company has a commercial supply agreement with a vendor in which the Company is required to manufacture at least one batch during 2019.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $1.0 million assuming the successful advancement of its programs.

Agreement with the Leukemia and Lymphoma Society

In October 2013, the Company entered into a contract with the (Leukemia and Lymphoma Society (LLS). LLS is a national voluntary health organization which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate, after LLS’s review process, that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. LLS agreed to provide funding to the Company, not to exceed $3.5 million, to contribute to the Company’s development program. From inception through September 30, 2019, the Company has received $3.5 million based on milestones achieved.

For the nine-month period ended September 30, 2019, the Company recorded expense of approximately $4.4 million related to the achievement of a post-approval milestone and has paid $2.9 million to date. This expense is included in research and development within our statements of operations.

Contingencies

On March 15, 2018, the United States District Court for the Southern District of New York, or SDNY, granted a motion to dismiss in its entirety a consolidated shareholder action against the Company, its directors, certain of its officers, and the lead underwriter. This matter originated from lawsuits filed in February 2017. On March 12, 2019, Lead Plaintiffs filed a joint stipulation of settlement in support of their motion for preliminary approval of a settlement of the consolidated shareholder action with the SDNY, after the Plaintiffs voluntarily withdrew their appeal pursuant to Local Rule 42.1. On June 14, 2019, the SDNY entered an order granting preliminary approval of the settlement of the consolidated securities action and, on September 23, 2019, the SDNY granted final approval of the settlement.

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

Overview

We are a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing oncology therapeutics. In December 2018, the U.S. Food and Drug Administration, or FDA, approved our first product, ELZONRIS® (tagraxofusp-erzs), a targeted therapy directed to CD123, for the treatment of adult and pediatric patients, two years and older, with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. ELZONRIS is the first treatment approved for BPDCN and the first approved CD123-directed therapy. ELZONRIS is commercially available for patients with BPDCN in the U.S.

BPDCN is an aggressive, orphan hematologic malignancy with historically poor outcomes. BPDCN may present with features similar to, and can be mistaken for, certain diseases including acute myeloid leukemia, or AML, non-Hodgkin’s lymphoma, or NHL, acute lymphocytic leukemia, or ALL, myelodysplastic syndrome, or MDS, chronic myelomonocytic leukemia, or CMML, and other malignancies including those with skin manifestations as well as certain non-malignant cutaneous conditions. BPDCN typically presents in the bone marrow and/or skin, and may also involve lymph nodes and viscera. The diagnosis of BPDCN is based on the immunophenotypic diagnostic triad of CD123, CD4, and CD56, as well as other markers including TCL-1.

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

In April 2019, the pivotal trial results of ELZONRIS in patients with BPDCN were published in the April 25 issue of the New England Journal of Medicine.

In June 2019, ELZONRIS clinical data were presented at the 2019 American Society of Clinical Oncology, or ASCO, annual meeting in Chicago, Illinois and at the 24th Congress of the European Hematology Association, or EHA, in Amsterdam, Netherlands. Presentations included results from ongoing Phase 2 clinical trials of ELZONRIS in CMML and myelofibrosis, or MF.

In October 2019, ELZONRIS clinical data from the pivotal trial in BPDCN were presented at the 81st Annual Meeting of the Japanese Society of Hematology, or JSH, in Tokyo, Japan. In November 2019, ELZONRIS preclinical results in systemic sclerosis, an autoimmune disorder in which CD123+ plasmacytoid dendritic cells, or pDCs, play a role in disease pathogenesis, were presented at the 2019 American College of Rheumatology, or ACR, annual meeting in Atlanta, Georgia.

The FDA granted ELZONRIS Breakthrough Therapy Designation, or BTD, for the treatment of BPDCN in August 2016, and Orphan Drug Designation, or ODD, for AML in February 2011 and ODD for BPDCN in June 2013. The European Medicines Agency, or EMA, granted ELZONRIS ODD for AML in September 2015 and ODD for BPDCN in November 2015. The FDA granted the ELZONRIS Biologics License Application, or BLA, Priority Review and subsequently approved the BLA on December 21, 2018, two months ahead of its February 21, 2019, Prescription Drug User Fee Act, or PDUFA, date. In January 2019, Stemline submitted a Marketing Authorization Application, or MAA, to the EMA, seeking approval of ELZONRIS for the treatment of adult patients with BPDCN. The application is being reviewed on a standard timeline under the centralized procedure.

In addition to ELZONRIS, our pipeline of product candidates includes: felezonexor (SL-801, an XPO1 inhibitor), SL-1001 (a RET kinase inhibitor), SL-901 (a kinase inhibitor) and SL-701 (an immunotherapy).

FDA-approved product

ELZONRIS

ELZONRIS, a targeted therapy directed to CD123, was approved by the FDA on December 21, 2018 for the treatment of BPDCN in adult and pediatric patients two years and older, and is commercially available in the United States. The ELZONRIS label contains a boxed warning for capillary leak syndrome, or CLS, which may be life-threatening or fatal and physicians are advised to monitor for signs and symptoms of CLS and take actions as recommended in the full prescribing information.

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

Over the past several years, the organization has been focused on preparing the market, the product, and the organization for the successful launch of ELZONRIS. In December 2017, we initiated our BPDCN disease awareness campaign at the American Society of Hematology, or ASH, annual meeting. One of the campaign’s primary goals has been to educate multidisciplinary healthcare professionals, including hematologist-oncologists, dermatologists, pathologists, and allied healthcare professionals about, among other things, the appropriate testing for CD123 in order to bring the diagnosis of BPDCN to the forefront, while limiting misdiagnoses and underdiagnoses. The campaign highlighted the importance of CD123 as a key diagnostic marker for correct patient diagnosis. Beyond BPDCN, CD123 may have additional utility in identifying other hematologic cancer patient subsets, including those with poor prognosis AML or CMML.

Access to ELZONRIS remains a top priority within our managed care group, with key success criteria identified as removing hurdles to product access and reimbursement. The Centers for Medicare & Medicaid Services, or CMS, has granted approval for a New Technology Add-On Payment, or NTAP, for ELZONRIS for the treatment of BPDCN, as well as a new ELZONRIS-specific J-code. Both of these milestones went into effect on October 1, 2019. NTAP is intended to support Medicare beneficiaries’ access to ELZONRIS by providing an incremental payment to hospitals for qualifying Medicare inpatient cases. A J-code is a permanent code assigned by CMS and used by Medicare, Medicaid, and commercial payers for billing and claims processing. We have also set up a formal patient support program and commercial co-payment assistance program known as the Stemline ARC program, and have donated to an independent 501(c)(3) foundation for patients with BPDCN that require assistance.

ELZONRIS — Market Expansion Efforts

We are also seeking to broaden the commercial potential of ELZONRIS through ongoing clinical trials in additional indications including CMML, MF, and AML.

We believe ELZONRIS has demonstrated clinical activity, with a predictable and manageable safety profile, in a Phase 1/2 trial of patients with relapsed/refractory CMML, including in patients with baseline splenomegaly, which has historically been associated with advanced disease, morbidity, and poor prognosis. As presented at the ASCO ‘19 and EHA ‘19 medical conferences, data from 23 patients enrolled in the Phase 1/2 trial, Stages 1 and 2, including 12 patients with baseline splenomegaly by physical exam, 3 patients with baseline splenomegaly achieved bone marrow complete responses, with 1 patient bridged to stem cell transplant. 100% (12/12) of evaluable patients had a reduction in baseline splenomegaly by physical exam, of which 67% (8/12) had reduction by >50% and 50% (4/8) with baseline spleen size >5cm had reduction by >50%. The most common treatment related adverse events, or TRAEs, were hypoalbuminemia (35%), thrombocytopenia (30%), nausea (26%) and vomiting (26%), and the most common TRAEs, grade 3 or higher, included thrombocytopenia (30%) and nausea (4%). There were 3 cases of capillary leak syndrome, all grade 2.

Given what we believe are encouraging clinical data generated from the ELZONRIS Phase 1/2 trial in patients with CMML, combined with feedback and guidance from the FDA, Stemline plans to open  a new cohort (Stage 3), expected to open in ~4Q19/1Q20, designed to enroll both previously-treated and first line patients with CMML. Stage 3 is comprised of two parts, Stage 3a, an exploratory stage in which patient enrichment strategies and certain efficacy endpoints, including spleen size reduction, bone marrow response with partial hematocrit recovery will be assessed for inclusion in the primary endpoint of the confirmatory cohort (Stage 3b). Stage 3b will aim to provide the primary evidence of efficacy to support possible registration.

In an ongoing Phase 1/2 trial in MF, we believe ELZONRIS has demonstrated clinical activity, with a predictable and manageable safety profile, in patients with relapsed/refractory MF. As presented at the ASCO ‘19 and EHA ‘19 medical conferences, 53% (8/15) of evaluable patients, with baseline spleen size >5cm, as determined by physical exam, had reduction in baseline splenomegaly, and 40% (6/15) had reduction by >29%, and 20% (3/15) had reduction by >45%. 100% (5/5) of evaluable patients with monocytosis (>1x109/L), a poor prognostic factor, and baseline spleen size >5cm had reduction in baseline splenomegaly. 5 patients had treatment duration of 12+ months, with 2 patients ongoing (13+, 24+ months) at the time of analysis. 3 patients with baseline monocytosis had treatment duration of 12+ months, and 6 patients with baseline thrombocytopenia (platelet count <100K) had treatment duration of 6+ months, with 1 ongoing at the time of analysis. The most common TRAEs were alanine aminotransferase increase, headache and hypoalbuminemia (each 19%), and anemia and thrombocytopenia (each 15%), and the most common TRAE, grade 3 or higher, was thrombocytopenia (8%). There was one case of capillary leak syndrome, which was grade 3.

We are continuing to enroll patients with MF, and are in the process of expanding the trial for increased enrollment and plan to add additional sites, to further elucidate the safety and efficacy profile of ELZONRIS in this patient population, including in patient subsets with monocytosis, thrombocytopenia and CD123 expression.  By the end of 2020, we expect to provide updates on potential registration pathways in MF.

In addition, the Phase 2 investigator-sponsored clinical trial of ELZONRIS in patients with BPDCN as maintenance therapy post-stem cell transplant, or SCT, was granted regulatory authorization to proceed. The trial is intended to evaluate the safety and feasibility of ELZONRIS in the maintenance setting for patients with BPDCN after SCT. We expect to provide further program updates later this year. In addition, ELZONRIS in combination with other agents is currently being evaluated in an investigator-sponsored Phase 1/2 trial of patients with AML and high-risk MDS.

Additional planned investigator-sponsored trials in other indications for ELZONRIS, in the U.S. and potentially abroad, include patients with AML subsets enriched for CD123 expression and/or with BPDCN-like features, which are targeted to open in the first half of 2020 timeframe. Trials for other indications are also under consideration.

Ex-U.S.

In January 2019, Stemline submitted a MAA to the EMA, seeking approval of ELZONRIS for the treatment of adult patients with BPDCN. The application is being reviewed under the centralized procedure on a standard review timeline. In June 2019, we received the Day 120 List of Outstanding Issues which include matters relating to clinical, non-clinical, quality, chemistry, manufacturing and controls, or CMC, and all stages of the clinical trial, including stage 4, which largely utilized a new lyophilized drug product formulation. We continue to interact with the EMA regarding the application and a scientific advisory group meeting is expected to occur in the first quarter of 2020. Based on this timeline, we expect an opinion or further questions from the Committee for Medicinal Products for Human Use, or CHMP, in 1Q20. In anticipation of potential regulatory success, we have assessed European staffing and infrastructure needs, and have started the initial hiring of commercial personnel to meet the needs of a possible second half of 2020 European commercial launch.

In addition, Stemline has instituted a global Early Access Program, or EAP, whereby physicians may seek access to Stemline’s investigational medicines outside of a clinical trial and/or before they are commercially available.

Clinical pipeline product candidates

SL-801

Felezonexor (SL-801) is a structurally novel, oral, small molecule, reversible inhibitor of Exportin-1, or XPO1, a nuclear transport protein implicated in a variety of malignancies. XPO1 is a clinically validated target in oncology, and the FDA recently approved an XPO1 inhibitor in patients with relapsed/refractory multiple myeloma. Felezonexor has demonstrated preclinical in vitro and in vivo antitumor activity against a wide array of solid and hematologic cancers. Felezonexor’s potential ability to reversibly bind XPO1 may offer the possibility to mitigate side effects and help optimize the therapeutic index. We are currently enrolling patients with advanced solid tumors in a Phase 1 dose escalation trial of single agent felezonexor. The dosing regimen for felezonexor was revised in an effort to improve tolerability while maintaining dose intensity, and dosing resumed at 70 mg/day with a new schedule (Schedule B).

In September 2019, we provided an update at the European Society of Medical Oncology, or ESMO, Congress 2019 in Barcelona, Spain. Results from 52 heavily pre-treated solid tumor patients (~90% were third line or greater) with a wide spectrum of solid tumors, including gastrointestinal, breast, lung, neuroendocrine, ovarian, and others were presented. Schedule A was amended to Schedule B in an effort to improve tolerability while maintining dose intensity. In Schedule B (n=7), grade 3 weakness was experienced. As such, the 75mg cohort was expanded and is being evaluated. The most common TRAEs were nausea (69%), vomiting (53%), fatigue (44%), decreased appetite (24%), and diarrhea (22%), and the most common TRAE, grade 3 or higher, was nausea (9%).

A partial response, or PR, of duration 18+ weeks, was achieved with single agent felezonexor in a fourth line patient with KRAS-positive, microsatellite stable, or MSS, colorectal cancer. The PR (based on RECIST 1.1 criteria) was reported after two cycles of felezonexor (70mg then 65mg due to elevated creatinine), with the patient demonstrating serial reductions in the two target lesions (liver and spleen).

Response and treatment with felezonexor were ongoing at the time of presentation. Stable disease, or SD, was achieved in 12 patients, with 11/12 of these patients third line or greater. Five patients had SD for 4 and 11 months, including 1 patient with basal cell carcinoma with SD for ~11 months, and 20% disease shrinkage was noted in one patient with a heavily pre-treated neuroendocrine tumor.

We believe the ideal therapeutic dose and regimen have yet to be determined. Dose escalation is ongoing, and we intend to provide further updates as the Phase 1 clinical trial continues to enroll.

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

SL-901

SL-901 is an oral, small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma SPRL. Prior to in-licensing, the agent had demonstrated preclinical activity in several tumor types, and was evaluated in an abbreviated Phase 1 clinical trial in Europe. A PR was reported in one patient with advanced lung cancer. Neither a dose-limiting toxicity nor a maximum tolerated dose was reached in the trial and we believe further dose escalation is possible and warranted. We also believe that SL-901 may have utility in certain non-oncologic orphan diseases and preclinical work in this area is ongoing. In an effort to continue clinical dose escalation, we are currently conducting pre-Investigational New Drug, or pre-IND, enabling work in anticipation of a regulatory re-filing.

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

Financings

We have devoted substantially all of our resources to the preclinical and clinical development of our products and product candidates, the design and implementation of our regulatory strategy for our BLA and MAA filings, preparation for launch and commercialization of our approved product, launching and commercializing our approved product, manufacturing our product and product candidates, strengthening and building our intellectual property portfolio, conducting investor relations, raising capital, providing general and administrative support for these operations, and the execution of our business plan. We have funded our operations primarily through public sales of common stock to our investors. With the U.S. commercial launch of ELZONRIS currently underway, we have recently begun partially funding our operations through net product revenues. For the nine months ended September 30, 2019, we have generated $31.4 million in net product revenue for ELZONRIS.

From inception through September 30, 2019, we have received net proceeds of $446.6 million from the sale of common stock through the initial public offering and five follow-on public offerings.

On August 8, 2019, the Company completed a follow-on public offering, selling 5,000,000 shares at an offering price of $15.25 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $15.25 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $87.7 million, and net proceeds received after underwriting fees and offering expenses were approximately $82.2 million.

We have never been profitable and our net loss from operations for the nine months ended September 30, 2019 and 2018 was $59.1 million and $58.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we continue to commercialize our approved product in the U.S., seek approval and build out a commercial infrastructure in Europe, advance our approved product through clinical trials to seek regulatory approval in additional indications, advance our other product candidates through clinical trials to seek regulatory approval and, when and if approved, commercialize such product(s) and product candidates, as well as conducting manufacturing campaigns and various preclinical activities. Accordingly, we may need additional financing to support our continuing operations. We may seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital if and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant income to achieve profitability, and we may never do so.

Litigation

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 17: Commitments and Contingencies for more information on legal proceedings.

Financial Operations Overview

Product Revenues

Total revenue consists of net sales of ELZONRIS, which was commercially launched in January 2019. Net sales represent the gross sales of ELZONRIS less provisions for product sales discounts and allowances. These provisions include trade allowances, rebates, chargebacks, discounts, and product returns. Although we expect net sales to increase over time, the provisions for product sales discounts and allowances may fluctuate based on the mix of sales to different customer segments, rates of product returns, and/or changes in our accrual estimates.

Research and Development Expenses

The following table shows our research and development expenses for the three and nine-month periods ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ELZONRIS	$6,122,999	$6,535,544	$18,692,228	$21,185,040
Other product candidates	1,187,820	767,541	4,256,349	2,715,497
Personnel expenses	3,877,511	3,649,360	14,706,083	9,799,646
Other expenses	1,143,878	805,580	2,522,764	1,949,964
Total	$12,332,208	$11,758,025	$40,177,424	$35,650,147

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

•                                          non-clinical costs;

•                                          regulatory costs, including BLA or New Drug Application, or NDA, related expenses;

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

We utilize our employee and infrastructure resources across multiple research and development projects. We do not allocate employee-related expenses or depreciation to any particular project. The components of our research and development costs are described in more detail in “Results of Operations.”

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

•                                          our ability to manufacture, including at a reasonable expense, adequate and acceptable supplies of our product and product candidates for use in planned and future clinical trials, our approved product for commercial distribution, our approved product in the event of a successful regulatory approval in additional indications, our product for commercial distribution in new territories and our other product candidates in the event of a successful regulatory approval; and

•                                          the costs of preparing, filing, prosecuting, defending and enforcing patents and other intellectual property.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of selling and marketing expenses in support of the commercial launch and personnel cost, including stock-based compensation expense. In addition, our selling, general and administrative expenses are related to commercial, legal, finance, human resources, investor relations, and business development. Other general and administrative expenses include facility costs, insurance expense and professional fees for consulting and accounting services.

We anticipate that our selling, general and administrative expenses will be higher in future periods due to continued spend to support the commercialization of ELZONRIS in the United States and a potential commercial launch of ELZONRIS in Europe and additional territories, if marketing approval is obtained outside the U.S.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the nine months ended September 30, 2019, the changes to the significant accounting policies mainly relate to the commercialization of ELZONRIS, which includes product revenue net, accounts receivable, and inventory.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations; and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We have determined that the delivery of our product to our customer constitutes a single performance obligation as there are no other promises to deliver goods or services. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. We have assessed the existence of a significant financing component in the agreements with our customers. The trade payment terms with our customers do not exceed one year and therefore, no amount of consideration has been allocated as a financing component. Taxes collected related to product sales are remitted to governmental authorities and are excluded from revenue.

Product Revenue, Net: We have obtained marketing approval from FDA to sell ELZONRIS in the United States market. We sell ELZONRIS in the U.S. to our customer through its title distribution channel. The customer subsequently resells ELZONRIS to a limited number of specialty distributors who, in turn, distributes ELZONRIS to specialty hospitals.

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

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. For the nine months ended September 30, 2019, we determined a material reversal of revenue would not likely occur in a future period for the estimates detailed below and, therefore, the transaction price was not reduced further. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which will affect net product revenue and earnings in the period such variances become known.

Government Contracts: We entered into contracts (i) to participate in the Medicaid Drug Rebate Program and the Medicare Part D program, and (ii) to sell to the U.S. Department of Veterans Affairs, 340b entities, and other government agencies (“Government Payors”) so that ELZONRIS will be eligible for purchase by, in partial or full reimbursement from, such Government Payors. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accounts payable and accrued expenses. For Medicare Part D, we estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program.

We estimate the rebates that will be provided to Government Payors for these programs. These rebate estimates are based upon (i) the government-mandated discounts applicable to government-funded programs, (ii) information obtained from customers and (iii) information obtained from other third parties regarding the payor mix for ELZONRIS. The liability for these rebates consists of estimates of claims for the current year and estimated future claims that will be made for product shipments that have been recognized as revenue but remain in the distribution channel inventories at the end of each reporting period.

Product Returns: Consistent with industry practice, we offer a limited right of return for product that has been purchased. To estimate sales with a right of return, we will assess, on a quarterly basis, the number of vials that are held in inventory throughout the distribution channel. Amounts for estimated product returns are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accounts payable and accrued expenses.

Commercial Co-Payment Assistance Program: We offer co-pay assistance programs which are intended to provide financial assistance to qualified commercially insured patients with prescription drug copayments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accounts payable and accrued expenses.

Distribution Fees: Distribution fees include fees paid to our distributors for the distribution of our product based on contractual rates. In addition, we compensate for data and other administrative activities. Therefore, estimates for these costs are recorded as a reduction of revenue, based on contractual terms.

Accounts Receivable

Accounts receivable primarily relates to amounts due from our customer. We analyze accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. No reserve has been recorded relating to an allowance for doubtful accounts at September 30, 2019.

Inventory

We capitalize inventory costs associated with the manufacturing of ELZONRIS after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the three and nine month periods ended September 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018.

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and we write down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of goods sold in the statement of operations and comprehensive loss.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” for our discussion about adopted and pending recent accounting standards.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Product net revenue:  We began commercial sales of ELZONRIS in January 2019. For the quarter ended September 30, 2019, we recorded $13.3 million of net product revenue. We had no product revenue during the third quarter of 2018.

Costs of goods sold:  Cost of goods sold for the three months ended September 30, 2019 was $1.1 million and relates primarily to manufacturing costs for ELZONRIS and royalties owed to the licensor of ELZONRIS. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the three months ended September 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018. We had no cost of goods sold during the three months ended September 30, 2018.

Research and development expense:  Research and development expenses were $12.3 million for the three months ended September 30, 2019, compared with $11.8 million for the three months ended September 30, 2018, representing an increase of $0.5 million. The higher costs were primarily due to increased investments as we continue to explore new indications for ELZONRIS.

Selling, general and administrative expense:  Selling, general and administrative expense was $15.4 million for the three months ended September 30, 2019, compared with $9.6 million for the three months ended September 30, 2018, representing an increase of $5.8 million. The increase in costs were primarily attributable to ongoing launch expenses in support of the commercialization of ELZONRIS.

Interest income:  Interest income was $0.6 million for the three months ended September 30, 2019, compared with $0.4 million for the quarter ended September 30, 2018, representing an increase of $0.2 million. The increase was primarily due to higher average cash and investment balances during 2019 versus the same prior year period.

Comparison of Nine Months Ended September 30, 2019 and 2018

Product net revenue:  We began commercial sales of ELZONRIS in January 2019. For the nine months ended September 30, 2019, we recorded $31.4 million of net product revenue. We had no product revenue during the nine months ended September 30, 2018.

Costs of goods sold:  Cost of goods sold for the nine months ended September 30, 2019 was $1.7 million and relates primarily to manufacturing costs for ELZONRIS and royalties owed to the licensor of ELZONRIS. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the nine months ended September 30, 2019 were expensed to research and development prior to FDA approval on December 21, 2018. We had no cost of goods sold during the nine months ended September 30, 2018.

Research and development expense:  Research and development expenses were $40.2 million for the nine months ended September 30, 2019, compared with $35.7 million for the nine months ended September 30, 2018, representing an increase of $4.5 million. The higher costs were primarily due to an increase in the number of employees and stock-based compensation expenses, achievement of the LLS milestone due to the first commercial sale of ELZONRIS in the first quarter of 2019, and in-licensing costs for SL-1001. Partially offsetting the higher expenses were lower costs as a result of prior year manufacturing batch production costs for ELZONRIS that were expensed as research and development expense during 2018 prior to FDA approval, while a significant portion of the 2019 manufacturing costs to produce ELZONRIS are capitalized to inventory on our balance sheet.

Selling, general and administrative expense:  Selling, general and administrative expense was $50.4 million for the nine months ended September 30, 2019, compared with $24.2 million for the nine months ended September 30, 2018, representing an increase of $26.2 million. The increase in costs were primarily attributable to ongoing launch expenses in support of the commercialization of ELZONRIS in the U.S., pre-launch commercial costs in support of the potential approval and commercialization in the EU, and compensation costs related to an increase in headcount to support the commercial launch.

Interest income:  Interest income was $1.8 million for the nine months ended September 30, 2019, compared with $1.0 million for the nine months ended September 30, 2018, representing an increase of $0.8 million. The increase was primarily due to higher average cash and investment balances during 2019 versus the same period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2019, our cash, cash equivalents and short-term investments totaled $174.5 million. We primarily invest our cash, cash equivalents, and short-term investments in U.S. Treasury and Agency securities and related money market funds, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 IPO and subsequent follow-on public offerings. Since inception through September 30, 2019, we received net proceeds of $446.6 million from these offerings. We expect our operations to be partially funded in the future by cash inflows from net product revenues from ELZONRIS. We generated $13.3 million and $31.4 million of net product revenues from ELZONRIS for the three and nine months ended September 30, 2019, respectively. We have incurred losses and generated negative cash flows from operations since inception.

On August 13, 2019, the Company completed its follow-on public offering, selling 5,000,000 shares at an offering price of $15.25 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $15.25 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were approximately $87.7 million, and net proceeds received after underwriting fees and offering expenses were approximately $82.2 million. During January 2019, we issued and sold 10,222,222 common shares via a follow-on public offering. We sold 8,888,889 shares at an offering price of $9 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 1,333,333 shares at an offering price of $9 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.2 million.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(56,494,256)	$(53,740,588)
Net cash used in investing activities	(95,856,854)	(5,456,711)
Net cash provided by financing activities	170,286,016	66,079,942
Net increase in cash and cash equivalents	$17,934,906	$6,882,643

Operating activities.  The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the nine months ended September 30, 2019 and 2018 resulted primarily from commercial and research and development expenses. During 2019 and 2018, we incurred significant commercial infrastructure expenses to support the U.S. commercial launch of ELZONRIS in December 2018. Our research and development expenses primarily relate to our ongoing clinical trial activities relating to ELZONRIS and other product candidates. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product of our product candidates in development. Our cash from operating activities was also affected by the manufacturing of commercial drug product during the nine-month period ended September 30, 2019.

Investing activities.  The net cash provided by and used in financing activities for the nine months ended September 30, 2019 and 2018, respectively, reflects purchases and redemptions of investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities.  The net cash provided by financing activities for the nine months ended September 30, 2019 resulted primarily from our two follow-on public offerings during the year. In August 2019 we issued and sold 5,750,000 common shares via our follow-

on public offering. We sold 5,000,000 shares at an offering price of $15.25 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $15.25 per share. Aggregate gross proceeds from the August 2019 follow-on public offering, including the exercise of the over-allotment option, were approximately $87.7 million, and net proceeds received after underwriting fees and offering expenses were approximately $82.2 million. During January 2019, we issued and sold 10,222,222 common shares via a follow-on public offering. We sold 8,888,889 shares at an offering price of $9 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 1,333,333 shares at an offering price of $9 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.2 million.

The net cash provided by financing activities for the nine months ended September 30, 2018 resulted primarily from our January 2018 issuance and sale of 4,255,000 common shares via our follow-on public offering. We sold 3,700,000 shares at an offering price of $14 per share. The underwriters also exercised in full their over-allotment option to purchase an additional 555,000 shares at an offering price of $14 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $59.6 million, and net proceeds received after underwriting fees and offering expenses were approximately $55.7 million. Additionally, during the nine-month period ended September 30, 2018, we received net cash proceeds of $8.3 million from our At-the-Market, or ATM offering. We sold 442,579 shares at an average price of $19.24 per share via the ATM offering.

Funding Requirements

Our product and product candidates are in clinical or preclinical development, including ELZONRIS for CMML, MF, AML, and potentially other indications, as well as SL-801, SL-1001, SL-901, and SL-701 at various stages of development. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase if and as we:

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

•                  the costs of commercialization activities, present and future, including product sales promotion, marketing, manufacturing and distribution, for our approved product or future additional regulatory approvals;

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

Until such time, if ever, that we can generate substantial product revenue and related income, we expect to finance our cash needs through a combination of efforts which may include equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional fundings through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future income streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional fundings through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Tax Loss Carryforwards

As of September 30, 2019, we had net operating losses of $263.9 million for federal and $267.7 million for state purposes, which are available to reduce future taxable income. We also had federal tax credits of approximately $39.0 million, which may be used to offset future tax liabilities. The net operating loss and tax credit carryforwards will expire at various dates through 2037, except for net operating losses generated starting on January 1, 2018 and going forward, which have an unlimited life. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. At September 30, 2019, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short-term investments of $174.5 million as of September 30, 2019 and $78.5 million as of September 30, 2018, consisting of cash, U.S. Treasury and Agency securities, and Treasury-related money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities. Our available for sale securities are subject to interest rate risk and will fall in fair market value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2019 and September 30, 2018, all of our liabilities were denominated in our functional currency.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART 2:  OTHER INFORMATION

Item 1.         Legal Proceedings.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 17: Commitments and Contingencies for more information on legal proceedings.

Item1.A   Risk Factors.

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

Before we generate any income from sales of our product candidates, clinical product candidates or future product candidates in the United States or elsewhere, we must complete preclinical and clinical development, conduct human subject research, submit clinical and manufacturing data to the U.S. Food and Drug Administration, or FDA, or foreign equivalent, qualify a third-party contract manufacturing organization, or CMO, satisfy the FDA or foreign equivalent that our CMO is capable of manufacturing the product in compliance with the FDA’s current good manufacturing practices (cGMPs), submit a marketing application (e.g., Biologics License Application, or BLA, or foreign equivalent), or New Drug Application, or NDA, or foreign equivalent, receive regulatory approval from the FDA or a foreign regulatory authority, build a commercial organization, make substantial investments, and undertake significant marketing efforts ourselves or in partnership with others to ensure compliant marketing and market acceptance of any products we commercialize. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current or future product candidates.

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

We do not have the resources to conduct and directly oversee our product development programs without assistance from third parties. In the execution of our product development programs, we may have to rely on collaborations with clinical partners as well as clinical research organizations, or CROs, CMOs, vendors and other service providers. Failure of these entities to satisfactorily conduct clinical research or to provide the services requested by us may negatively impact our product development programs, including, but not limited to, program delays or preventing approval of our product candidates. We plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and additional foreign jurisdictions. While the scope of regulatory review and approval can be similar in other countries, to obtain separate regulatory review and approval in many other countries, we must comply with the numerous and varying regulatory requirements of such countries, including those regarding safety and efficacy, clinical trials, manufacturing, post-marketing commitments, and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

This drug development risk is heightened by any change in ongoing and future clinical trials compared to completed clinical trials. As product candidates are advanced through preclinical studies to early and late stage clinical trials and towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration and dosing, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for later stage clinical trials, approval and commercialization, such changes do carry the risk that they will not achieve these intended objectives. For example, the results of our ongoing and future clinical trials may be adversely affected by the following changes:

•                  As we optimize and scale-up production of our clinical product candidates, there may be manufacturing, formulation, fill-finish and other process and analytical changes that are part of the optimization and scale-up necessary for producing drug substance and drug product of a quality, quantity and stability sufficient for later stage clinical development and commercialization. Delays, including failures, in any of these steps, may delay initiation and completion of clinical trials, regulatory submissions, or commercial launch. We may also need to demonstrate comparability between newly manufactured drug substances and/or drug products relative to previously manufactured drug substances and/or drug products. Demonstrating comparability may cause us to incur additional costs or delay initiation or completion of our clinical trials, including the need or choice to initiate a dose escalation study, and, if unsuccessful, could require us to complete additional preclinical or clinical studies of our product candidates. Failure to demonstrate comparability could also result in delays in regulatory submissions or commercial launch. We are also developing a new lyophilized formulation of ELZONRIS. In the event that this formulation does not demonstrate comparability with the current liquid/frozen formulation, including from a pharmacokinetic, safety and/or efficacy perspective, the commercial success of ELZONRIS could be negatively impacted.

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

•                  We manufactured and formulated SL-701 as a mixture of IL-13R2 mutant peptide, EphA2 peptide, a new survivin mutant peptide, and a tetanus toxoid peptide. An earlier version of this immunotherapy, which included IL-13R2 mutant and EphA2 peptides, was mixed with additional peptides in previous studies, including a different survivin peptide in some studies.

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

We have only obtained FDA regulatory approval for one drug product, ELZONRIS, and it is possible that none of our other existing product candidates, additional indications for ELZONRIS (including, but not limited to, CMML), or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Our MAA is currently under review by the European Medicines Agency, or EMA, under a standard timeline. In June 2019, we received the Day 120 List of Questions which include matters relating to clinical, non-clinical, quality, and CMC, and all stages of the clinical trials, including stage 4, which largely utilized a new lyophilized drug product. We continue to interact with the EMA regarding the application and a scientific advisory group meeting is expected to occur in the first quarter of 2020. While we remain confident in our ability to successfully address these matters, we are still early in the process of evaluating our data and options and we acknowledge that there is no guarantee we will be successful attaining full approval for previously-untreated and previously-treated BPDCN, full approval for one or the other indications, conditional approval for both indications, conditional approval for one or the other indications, or approval at all.

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

Where and when appropriate, we may elect to utilize contract sales forces or strategic partners to assist in the commercialization of our products and product candidates for which we might receive marketing approval. If we enter into arrangements with third parties to perform sales, marketing and distribution services for our product, the resulting revenues or the profitability from these revenues to us are likely to be lower than if we had sold, marketed and distributed our product ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We may have limited control over such third-parties, and any of these third-parties may fail to devote the necessary resources and attention to sell, market and distribute our products effectively and may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. For ELZONRIS and our other product candidates that we commercialize on our own and build our own sales and marketing organization, there is also a risk that our employees may engage in conduct that subjects us to significant regulatory enforcement action, as well as civil and criminal liability. The sale of drug products is subject to numerous regulatory and legal restrictions on promotional statements that may be made regarding a product’s benefits and risks, in addition to certain restrictions and limitations on interactions with healthcare professionals. If we do not establish sales, marketing and distribution capabilities successfully and in compliance with legal and regulatory requirements, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We have incurred net losses from operations from our inception through September 30, 2019 of approximately $359.9 million. We do not know whether or when we will become profitable. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will decrease over the next several years as we execute our strategy to commercialize ELZONRIS coupled with our plan to expand our discovery, research and development activities. We believe that our existing cash, cash equivalents, and investments, including the cash proceeds received from our follow-on public offering during the third quarter of 2019, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our clinical drug candidates that we have in-licensed, we will lose our rights to develop and commercialize those clinical drug candidates.

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

Since our inception, most of our resources have been dedicated to the discovery, acquisition, preclinical and clinical development of our product candidates. We have expended and believe that we will continue to expend substantial resources for the development of our clinical product candidates and may expend additional resources on other product candidates and drug acquisition or discovery efforts. These expenditures will include costs associated with general administration, facilities, research and development, acquiring new technologies, manufacturing product and product candidates, conducting preclinical experiments, conducting clinical trials, preparing for and having regulatory interactions including applying for regulatory approvals, and commercializing ELZONRIS, as well as any product candidates that might receive approval for sale, as well as costs associated with operating as a public company.

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

Our future capital requirements depend on many factors, including:

•                  the number of product candidates we pursue and the specific capital requirements to develop each product candidate;

•                  the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•                  the ability of our product candidates (including ELZONRIS for use in other indications) to progress through clinical development successfully;

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

Although we received FDA approval for ELZONRIS, and even if we receive regulatory approval for any of our product candidates, sales of our product depend on reimbursement by government health administration authorities, private health insurers, and other organizations. If we are unable to obtain or maintain anticipated levels, reimbursement for our product or coverage may be reduced, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

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

In countries where patients have access to insurance, their insurance co-payment amount or other benefit limits may represent a barrier to obtaining or continuing use of our potential products. We anticipate providing support for non-profit organizations that assist patients in accessing treatment for certain diseases. Such organizations assist patients whose insurance coverage imposes prohibitive co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We also may provide our products without charge to patients who have no insurance coverage for drugs through related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

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

We expect any product candidate that we are able to commercialize will compete with products from other companies in the biotechnology and pharmaceutical industries. For example, there are a number of biopharmaceutical companies focused on developing therapeutics with which we may potentially compete including AbbVie Inc., Agenus Inc., Agios Pharmaceuticals, Inc., Ambit Biosciences Corporation (now a Daiichi Sankyo company), Amgen Inc., Astellas Pharma U.S., Inc., Astex Pharmaceuticals (now an Otsuka Pharmaceutical company), Bayer AG, Bionomics Limited, Blueprint Medicines Corp., Boehringer Ingelheim GmbH, Bristol-Myers Squibb, Inc., Celator Pharmaceuticals (now a Jazz Pharmaceuticals company), Celgene Corporation, Celldex Therapeutics, Inc.,

Cellectis, Cortice Biosciences, Inc., CTI BioPharma Corp., Cyclacel Pharmaceuticals, Inc., CytRx Corporation, Eli Lilly and Company, Eisai Co., Ltd., Genmab, Sanofi Genzyme Corporation, Geron Corp., GlaxoSmithKline plc, Humanigen, Inc., Ignyta, Inc. (a Roche company), ImmunoCellular Therapeutics, Ltd., ImmunoGen, Inc., Impact Biomedicines, Inc. (now a Celgene company), Incyte Corporation, Inspyr Therapeutics, Inc., Janssen Pharmaceutical Companies of Johnson & Johnson, Karyopharm Therapeutics Inc., Kura Oncology, Inc., Macrogenics, Inc., Merck & Co., Inc., Micromet, Inc. (an Amgen Inc. company), Mustang Bio, Inc., Northwest Biotherapeutics, Inc., Novartis International AG, OncoMed Pharmaceuticals, Inc., Pfizer Inc., Roche Holding AG, Sanofi U.S. LLC, Seattle Genetics, Inc., Stemcentrx, Inc. (an AbbVie company), Sumitomo Dainippon Pharma Co., Ltd., Sunesis Pharmaceuticals, Inc., TG Therapeutics, Inc., Verastem, Inc., Xencor, Inc. and others.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of November 12, 2019, we had 100 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses that we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

We do not currently own or operate any manufacturing facilities, and we lack sufficient internal staff and infrastructure to produce commercial supplies, as well as clinical and preclinical product candidate supplies, ourselves. As a result, we work with third-party CMOs to produce and test our products and clinical product candidates in acceptable quality and quantity for our ongoing and future clinical trials, as well as for commercial supply. If we are unable to maintain such third-party manufacturing sources, or fail to do so on commercially reasonable terms or on a timely basis, we may not be able to successfully produce, develop, and market ELZONRIS or our clinical drug candidates or may be delayed in doing so. We purchase and plan to purchase immunostimulants used with SL-701 from third parties. Whereas GM-CSF and Imiquimod are commercially available products, poly-ICLC (Hiltonol®) is a development stage candidate and not commercially available. We do not have a right to manufacture poly-ICLC directly or through our third-party CMOs, and are wholly dependent on a third-party manufacturer of poly-ICLC for clinical supply. This third-party manufacturer currently has a limited supply and may be unable to provide adequate poly-ICLC to us in the future.

We also expect to rely upon third parties to produce and test drug substance and drug product required for the clinical trials and commercial supply of our product and product candidates. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms or on a timely basis, we may not be able to complete development of such other product candidates or market those that are approved. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. We will be dependent on the ability of these third-party manufacturers to produce adequate supplies of drug product to support our clinical development programs, our supply needs for ELZONRIS, and future commercialization of any product candidates for which we may receive regulatory approval. In addition, the FDA and other regulatory authorities require that our products and product candidates be manufactured according to cGMPs, and similar standards for products manufactured for markets outside the U.S. Any failure by our third-party manufacturers to comply with cGMPs or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product or product candidates of acceptable quality in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval for trial initiation or marketing of any of our product candidates or commercial products. In addition, such failures could be the basis for action by the FDA to withdraw product approvals previously granted to us and for other regulatory action, which could result in or lead to recall, seizure, import alerts, fines, imposition of operating restrictions, total or partial suspension of production, injunctions, consent decrees, or civil or criminal sanctions.

Any adverse developments affecting our manufacturing operations or the operations of our third-party providers could result in a product shortage of clinical or commercial requirements, withdrawal of our product candidates or any approved products, shipment delays, lot failures or recalls. We may also have to write-off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Each of these could have an adverse material impact on our business individually or in the aggregate.

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

We are working with our third-party manufacturers to optimize the manufacturing processes for our products and product candidates, including related drug substances, so that these products and product candidates may be routinely produced in adequate quantities of adequate quality, and at an acceptable cost, to support our clinical trials and commercialization of products that might be approved. Our third-party manufacturers may not be able to control batch-to-batch variability below an acceptable threshold, increasing the risk of batch failures, which could cause significant delays and increased costs to our programs. Our third-party manufacturers may not be able to manufacture our products or product candidates at a cost, or in quantities, or in a timely manner necessary, to develop and commercialize them. If we successfully commercialize any of our product candidates, we may be required to establish or access large-scale commercial manufacturing capabilities, and may require different technologies to manufacture these products. In addition, assuming that our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. To meet our projected needs for commercial manufacturing, third parties with whom we currently work may need to increase their scale of production and/or we may need to secure additional suppliers with appropriate technologies to support our new product candidates. If our projected needs for commercial manufacturing are not accurate, or we do not obtain regulatory approval of new products or additional indications for existing products or additional delivery systems, or are significantly delayed or limited in doing so, our revenue may be adversely affected, we may experience surplus inventory and we may be required to write down certain assets.

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

The third-party manufacturers of our product and product candidates require specialized equipment and utilize complicated production processes that would be difficult, time-consuming and costly to duplicate. Thus, we have multiple third-party manufacturers who supply our drug product candidates, one third-party manufacturer for each of our product and product candidates. Because of this arrangement, there is a greater risk that issues in execution or changes in business focus and/or product risk assessments at a third-party manufacturer could cause delays in the clinical development or manufacture of a product or product candidate than if we used more than one third-

party manufacturer for each product and product candidate. For each of our product and product candidates, we currently rely on third-party manufacturers to purchase from their third-party vendors the materials necessary to manufacture our product and product candidates for commercial supply and our clinical studies. Any prolonged disruption in a third-party manufacturer’s vendor’s ability to supply materials for our manufacturing could have a significant negative impact on our third-party manufacturer’s ability to manufacture our product or product candidates. This would cause us to seek additional third-party manufacturing contracts, thereby increasing, if applicable, our development costs and timelines, and any commercialization costs. In addition, our third-party manufacturers may experience problems not related to their vendors that could also have a significant negative impact on their ability to manufacture our product and product candidates. This would cause us to seek additional third-party manufacturing contracts, thereby increasing, if applicable, our development costs and timelines and any commercialization costs. Moreover, third-party manufacturers and third-party laboratories performing analytical and other testing could receive inspection findings from regulatory authorities that require investigation and remediation, and this could result in business interruptions affecting the production of our product and product candidates. We may face losses related to the supply of drug substances, drug product, adjuvants and other components of the product due to third-party distribution and storage of such product. We may suffer losses due to third-party manufacturers’ shortages or supply shortages of their vendors. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturers’ insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product candidate development and commercialization efforts until our third-party manufacturers can repair their facilities or we can qualify alternate third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that they can successfully transfer our manufacturing processes to produce product of equivalent quality and quantity. FDA or other local health authority approval of any new manufacturer would also be required. The delays associated with the qualification of a new manufacturer or the requalification of an existing manufacturer could negatively affect our ability to develop product candidates or produce approved products in a timely manner. Any delay or interruption in our clinical studies or in the development, validation and commercialization of our product or product candidates could negatively affect our business.

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

Failure to obtain patents directed to all approved uses of ELZONRIS may enable a competitor to market ELZONRIS for such approved but unpatented indication(s), which could lead to price erosion for sales of ELZONRIS. With respect to SL-701, although we have licensed an issued U.S. patent directed to the composition of matter for the mutant immunogenic IL-13Rα2 peptide, as well as issued patents in Europe, Japan, Australia, and Mexico directed to uses of the SL-701 composition, we currently do not have any composition of matter patent protection for SL-701. We have filed U.S. and foreign patent applications directed to methods of use of a new survivin mutant peptide for use in SL-701. The U.S. patent application directed to certain uses of a new survivin mutant peptide for use in SL-701 for treating brain cancer has been allowed by the USPTO and patents have been issued for certain uses of the SL-701 composition in Europe and Japan. While we have a non-exclusive license to issued U.S. patents directed to methods of use for the EphA2 peptide, we currently do not have any composition of matter patent protection, although we do have rights to foreign pending patent applications that seek to cover certain uses of this peptide. With respect to SL-801 and SL-901, we have licensed composition of matter patents issued in the U.S. and abroad directed to the SL-801 compound and SL-901. With respect to SL-1001, we have filed U.S. and foreign patent applications directed to the SL-1001 composition, and these applications are pending Our inability to obtain adequate patent protection for our product candidates or platform technology could adversely affect our business.

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

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 16.2% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.         Defaults upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.

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

Date: November 12, 2019	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019

	By:	/s/ David G. Gionco
David G. Gionco
Senior Vice President of Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)