Form 10-Q
period 2020-03-31
STEMLINE THERAPEUTICS INC
filed 2020-05-11
CIK 1264587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 52,510,785 shares of the registrant’s common stock, $0.0001 par value, outstanding as of May 11, 2020.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	1

PART II: OTHER INFORMATION	36

EXHIBIT INDEX	72

SIGNATURES	73

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

i

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

In addition to the general factors listed above, on May 3, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berlin-Chemie AG, a company formed under the laws of Germany (“Berlin-Chemie”), and Mercury Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Berlin-Chemie (“Purchaser”). Additional factors specifically pertaining to the proposed transaction could also cause the results of performance to differ materially from those expressed in forward looking statements, including:

•	the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the Merger Agreement, which could materially and adversely affect our business, and cause the stock price to decline;

•	the occurrence of any event, change, or other circumstance that could cause the transactions contemplated by the Merger Agreement to be uncompleted or delayed;

•	the fact that there is a merger pending could have an adverse effect on our business and results of operations;

ii

•	legal proceedings related to the merger may be initiated and the outcome of any such proceedings may be adverse to us;

•	the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize ELZONRIS in the European Union;

•	the Merger Agreement may restrict us from engaging in advantageous business activities outside of our ordinary course of business without Purchaser’s consent; and

•	being unable to respond effectively to competitive pressures, industry developments and future opportunities as a result of the proposed merger.

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

iii

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

STEMLINE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,230,953	$13,561,712
Short-term investments	122,292,549	150,869,056
Accounts receivable, net	11,879,913	15,120,229
Inventories, net	1,389,173	1,151,373
Prepaid expenses and other current assets	4,277,739	4,459,127
Total current assets	169,070,327	185,161,497
Property and equipment, net	191,258	191,158
Operating lease right-of-use assets	1,056,149	1,317,598
Other assets	293,466	308,751
Total assets	$170,611,200	$186,979,004
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,838,342	$21,952,048
Operating lease liabilities – current portion	909,295	1,169,764
Other current liabilities	10,252	10,125
Total current liabilities	22,757,889	23,131,937
Operating lease liabilities	204,773	226,306
Other liabilities	1,759	4,370
Total liabilities	22,964,421	23,362,613
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock $0.0001 par value, 83,750,000 shares authorized at March 31, 2020 and December 31, 2019. 52,504,598 shares issued and outstanding at March 31, 2020 and 50,349,150 shares issued and outstanding at December 31, 2019	5,250	5,035
Additional paid-in capital	534,241,439	529,488,474
Accumulated other comprehensive Income	598,884	28,171
Accumulated deficit	(387,198,794)	(365,905,289)
Total stockholders’ equity	147,646,779	163,616,391
Total liabilities and stockholders’ equity	$170,611,200	$186,979,004

See accompanying notes to unaudited condensed consolidated financial statements.

STEMLINE THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product revenue, net	$8,872,634	$5,048,590

Operating expenses:
Cost of goods sold	640,986	85,728
Research and development	11,543,316	16,953,822
Selling, general and administrative	18,541,378	15,953,968

Total operating expenses	30,725,680	32,993,518

Loss from operations	(21,853,046)	(27,944,928)
Other expense, net	(14,808)	(4,324)
Interest expense	(35,154)	(292)
Interest income	643,249	538,584

Net loss before income taxes	(21,259,759)	(27,410,960)

Income tax (expense) benefit	(33,746)	3,694

Net loss	$(21,293,505)	$(27,407,266)

Net loss per common share:

Basic and Diluted	$(0.45)	$(0.73)

Weighted-average shares outstanding:

Basic and Diluted	47,674,613	37,550,931

See accompanying notes to unaudited condensed consolidated financial statements.

STEMLINE THERAPEUTICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(21,293,505)	$(27,407,266)

Other comprehensive income (loss):

Foreign currency translation adjustments	(19,802)	—
Unrealized gain on investments, net of tax	590,515	25,074
Reclassification adjustment for loss on investments included in net loss	—	4,324

Other comprehensive income	570,713	29,398
Comprehensive loss	$(20,722,792)	$(27,377,868)

See accompanying notes to unaudited condensed consolidated financial statements.

STEMLINE THERAPEUTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2019	50,349,150	$5,035	$529,488,474	$28,171	$(365,905,289)	$163,616,391

Restricted stock grants	2,123,554	212	(212)	—	—	—
Forfeiture of restricted stock grants	(16,404)	(2)	2	—	—	—
Stock-based compensation expense	—	—	4,482,774	—	—	4,482,774
Employee Stock Purchase Plan compensation expense	—	—	55,028	—	—	55,028
Issuance of common stock in connection with the ESPP	37,333	4	191,141	—	—	191,145
Issuance of common stock in connection with the exercise of stock options	10,965	1	24,232	—	—	24,233
Net loss	—	—	—	—	(21,293,505)	(21,293,505)
Other comprehensive income	—	—	—	570,713	—	570,713
Balance, March 31, 2020	52,504,598	$5,250	$534,241,439	$598,884	$(387,198,794)	$147,646,779

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2018	31,943,186	$3,194	$331,343,484	$(56,559)	$(289,088,064)	$42,202,055

Stock award – in-licensing	43,822	4	500,005	—	—	500,009
Restricted stock grants	1,366,471	137	(137)	—	—	—
Forfeiture of restricted stock grants	(13,125)	(1)	1	—	—	—
Stock-based compensation expense	—	—	7,206,092	—	—	7,206,092
Employee Stock Purchase Plan compensation expense	—	—	24,853	—	—	24,853
Issuance of common stock in connection with the ESPP	11,005	1	102,565	—	—	102,566
Issuance of common stock in connection with the exercise of stock options	2,500	—	15,825	—	—	15,825
Issuance of common stock in connection with secondary public offering, net	10,222,222	1,023	86,217,607	—	—	86,218,630
Net loss	—	—	—	—	(27,407,266)	(27,407,266)
Other comprehensive income	—	—	—	29,398	—	29,398
Balance, March 31, 2019	43,576,081	$4,358	$425,410,295	$(27,161)	$(316,495,330)	$108,892,162

See accompanying notes to unaudited condensed consolidated financial statements.

STEMLINE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(21,293,505)	$(27,407,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,044	23,510
Stock-based compensation expense	4,460,774	7,206,092
Stock award — in-licensing	—	500,009
Employee Stock Purchase Plan compensation expense	55,028	24,853
Accretion of premium paid on marketable securities	(100,338)	(96,065)
Non-cash lease expense	277,362	—
Unrealized foreign exchange loss	14,808	—
Net loss on sale of marketable securities	—	4,324
Changes in operating assets and liabilities:
Accounts receivable, net	3,240,316	(5,618,900)
Inventories, net	(215,800)	(848,493)
Other assets	15,284	—
Prepaid expenses and other current assets	180,906	(167,930)
Operating right-of-use assets	—	(1,738,680)
Accounts payable and accrued expenses	(121,945)	4,259,959
Operating lease liabilities	(297,914)	1,841,981
Other liabilities	(2,494)	(120,421)
Net cash used in operating activities	(13,773,474)	(22,137,027)

Cash flows from investing activities
Purchase of fixed assets	(14,523)	(74,495)
Purchase of marketable securities	(10,047,640)	(81,499,610)
Sale and maturities of marketable securities	39,315,000	31,944,954
Net cash provided by (used in) investing activities	29,252,837	(49,629,151)

Cash flows from financing activities
Proceeds from issuance of common stock from follow-on public offering, net	—	86,218,630
Proceeds from issuance of common stock from ESPP	191,145	102,566
Proceeds from exercise of stock options	24,233	15,825
Net cash provided by financing activities	215,378	86,337,021

Effect of exchange rate changes on cash and cash equivalents	(25,500)	—
Net increase in cash and cash equivalents	15,669,241	14,570,843
Cash and cash equivalents at beginning of period	13,561,712	9,443,667
Cash and cash equivalents at end of period	$29,230,953	$24,014,510

See accompanying notes to unaudited condensed consolidated financial statements.

STEMLINE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company has incurred losses from operations since inception of $398.9 million. Since its inception, most of its resources have been dedicated to drug discovery and acquisition, intellectual property, manufacturing, preclinical and clinical development of product candidates, regulatory strategy and implementation, and commercialization of ELZONRIS, an FDA-approved product. In particular, the Company has expended and will continue to expend substantial resources for the foreseeable future commercializing its approved product in the U.S. and potentially abroad, should it be approved outside the U.S., developing its approved product for potential additional indications, developing its additional clinical stage product candidates, developing its preclinical stage product candidates, and continuing its asset acquisition efforts. These expenditures include costs associated with general and administrative, facilities, research and development, acquiring new technologies, manufacturing product and product candidates, conducting clinical trials and preclinical experiments, seeking regulatory input, including approvals, as well as commercializing any products approved for sale, including its approved product, ELZONRIS, in blastic plasmacytoid dendritic cell neoplasm (“BPDCN”). The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its approved product and/or from the potential approval of its currently approved product in additional indications, and/or in additional territories, or its other product candidates. The Company expects its research and development expenses to increase in connection with its ongoing and planned clinical trials and related manufacturing efforts, as well as for expenses related to the U.S. commercial launch of ELZONRIS and pursuit of potential regulatory approval and commercialization in ex-U.S. territories. The Company also anticipates that its selling, general and administrative expenses will be higher in future periods due to commercialization and ongoing optimization and build out of its commercial infrastructure and regulatory compliance systems to support the continued commercialization of ELZONRIS in the U.S. and potentially ex-U.S. territories.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these condensed consolidated financial statements.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported financial position at the date of the financial statements and the reported results of operations during the reporting period. Such estimates and assumptions affect the reported amounts of assets, liabilities, income and expenses and disclosure of contingencies in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, there have been no changes to those policies.

Revenue Recognition

The Company sells ELZONRIS in the U.S. to one customer and one customer internationally through a title distribution channel. The U.S. customer subsequently resells ELZONRIS to a limited number of specialty distributors who, in turn, distribute ELZONRIS to specialty hospitals and the international customer subsequently resells and distributes ELZONRIS outside of the U.S. directly to hospitals in certain countries that participate in the early access program (EAP) in place as of March 31, 2020. For the three-months ended March 31, 2020, 82% of our product revenue, net was generated in the U.S with the remaining 18% achieved in Europe.

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

Product Returns

Consistent with industry practice, the Company offers a limited right of return for product purchased. To estimate sales with a right of return, the Company assesses, on a quarterly basis, the number of vials that are held in inventory throughout the distribution channel. Amounts for estimated product returns are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accounts payable and accrued expenses.

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

Accounts Receivable, Net

Accounts receivable, net primarily relates to amounts due from the Company’s customer. The Company analyzes accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. No reserve has been recorded relating to an allowance for doubtful accounts at March 31, 2020.

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

Inventories, Net

The Company capitalizes inventory costs associated with the manufacturing of ELZONRIS after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the three months ended March 31, 2020 were expensed to research and development prior to FDA approval of ELZONRIS on December 21, 2018.

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of goods sold in the condensed consolidated statements of operations.

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

Accounting Standards Updates

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. ASU 2019-12 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2020. The Company adopted this guidance on January 1, 2020, and it had no impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. For available-for-sale debt securities with unrealized losses, this standard will require allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective for public entities, excluding entities eligible to be Small Reporting Companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date of ASU 2016-13 for Small Reporting Companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, assuming the Company remains a Small Repoting Company. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on the Company’s financial statements.

Accounting standards updates adopted and/or issued, but not effective until after March 31, 2020 , are not expected to have a material effect on the Company’s unaudited condensed consolidated financial position, annual results of operations and/or cash flows.

3.	Liquidity and Capital Resources

As of March 31, 2020, the Company has approximately $151.5 million in cash, cash equivalents, and short-term investment securities. The Company primarily invests in highly liquid cash equivalents and short-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Prepaid third party vendor costs	$3,050,488	$3,105,088
Deposits	757,155	555,788
Prepaid insurance	4,154	140,356
Other receivable	465,942	657,895
Total	$4,277,739	$4,459,127

5.	Property and Equipment, Net

Property and equipment, net, consist of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Office furniture and fixtures	$537,341	$524,840
Manufacturing equipment	181,753	181,753
Leasehold improvements	82,694	82,694
Computer equipment	32,850	31,206
Property and equipment	834,638	820,493
Less accumulated depreciation and amortization	(643,380)	(629,335)
Property and equipment, net	$191,258	$191,158

Depreciation expense was $14,044 and $23,510 for the three-month periods ended March 31, 2020 and 2019, respectively.

6.	Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets:
Fixed-income treasury portfolio	$122,292,549	$—	$—	$122,292,549
Cash and cash equivalents	29,230,953	—	—	29,230,953
Total assets at fair value	$151,523,502	$—	$—	$151,523,502

	December 31, 2019
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	at
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Fixed-income treasury portfolio	$150,869,056	$—	$—	$150,869,056
Cash and cash equivalents	13,561,712	—	—	13,561,712

Total assets at fair value	$164,430,768	$—	$—	$164,430,768

The following is a summary of cash equivalents and available-for-sale investments held by the Company at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$5,212,245	$—	$—	$5,212,245
Cash equivalents:
Money market funds	24,018,708	—	—	24,018,708

Total cash and cash equivalents	$29,230,953	$—	$—	$29,230,953

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	5,058,610	32,225	—	5,090,835
Federal home loan bank	5,120,100	34,373	—	5,154,473
Freddie Mac	6,040,785	50,931	—	6,091,716
U.S. treasury securities	105,400,181	555,344	—	105,955,525

Total short-term investments	121,619,676	672,873	—	122,292,549

Total	$150,850,629	$672,873	$—	$151,523,502

	December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains*	Losses*	Value
Cash:
Cash from operating accounts	$9,838,148	$—	$—	$9,838,148
Cash equivalents:
Money market funds	3,723,564	—	—	3,723,564

Total cash and cash equivalents	$13,561,712	$—	$—	$13,561,712

Short-term investments:
Fixed-income treasury portfolio:
Fannie Mae	6,055,546	712	(2,018)	6,054,240
Federal home loan bank	5,107,715	942	(275)	5,108,382
Federal farm credit bank	2,423,780	2,167	—	2,425,947
Freddie Mac	4,016,826	—	(119)	4,016,707
U.S. treasury securities	133,181,880	93,511	(11,611)	133,263,780

Total short-term investments	150,785,747	97,332	(14,023)	150,869,056

Total	$164,347,459	$97,332	$(14,023)	$164,430,768

*The gross unrealized gains and losses captured in this footnote is before tax.

At March 31, 2020 and December 31, 2019, the remaining contractual maturities of available-for-sale investments classified as current on the balance sheet were less than 12 months.

There were no available-for-sale securities in a continuous unrealized loss position for greater than twelve months at March 31, 2020 and December 31, 2019. The Company has the ability to hold such securities with an unrealized loss until its forecasted recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments, other current assets, accounts payable and accrued expenses. Cash and cash equivalents and short-term investments are carried at fair value (see above). Financial instruments including other current assets, accounts payable and accrued expenses are carried at cost, which approximate fair value given their short-term nature.

7.	Inventories, Net

Inventories, net, consists of the following:

March 31,
2020
Raw materials	$6,116
Work-in-process	1,189,796
Finished goods	1,642,399
Inventory at cost	2,838,311
Inventory obsolescence reserves	(1,449,138)
Total Inventories, net	$1,389,173

Inventories, net, are related to our approved product, ELZONRIS. The Company recorded an additional $44,015 inventory obsolescence reserve during three-month period ended March 31, 2020, reflecting on hand ELZONRIS inventory that is projected to not sell through to the distribution channel prior to expiry.

8.	Leases

The Company has leases for office facilities as well as for certain equipment. On March 3, 2020, the Company entered into a lease agreement to relocate our existing office space from the 11th floor at 750 Lexington Avenue, New York, New York, to the fourth floor in the same building. The lease will commence in the second quarter of 2020 and will expire in 2028 with a lease obligation of approximately $9.0 million. The Company expects to classify and recognize this new lease as an operating lease in the second quarter of 2020.

Operating lease right-of-use asset and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, based on the Company’s incremental borrowing rate at the commencement date. Lease expense is recognized as a single lease cost on a straight-line basis over the lease term.

During the three month periods ended March 31, 2020 and 2019, the Company recognized rent expense of $309,523 and 267,445, respectively, primarily related to our operating leases. Rent expense is included in selling, general and administrative expense in the condensed consolidated statements of operations.

March 31,
Balance sheet information related to leases was as follows:	2020
Operating Leases
Operating lease right-of-use assets	$1,056,149
Operating lease liabilities - current portion	909,295
Operating lease liabilities	204,773
Total operating lease liabilities	$1,114,068
Weighted Average Remaining Lease Term — Operating leases	1.50 years
Weighted Average Discount Rate — Operating leases	7.49%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Operating Leases
2020	$921,037
2021	110,248
2022	110,248
2023	27,562
Total future minimum lease payments	1,169,095
Less imputed interest	(55,027)
Present value of operating lease liabilities	$1,114,068

Supplemental cash flow information related to leases was as follows:

March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2020
Operating cash flows from operating leases	$306,877

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Accrued research and development costs	$8,279,309	$9,012,182
Accrued commercial costs	7,846,508	4,674,204
Accrued compensation	1,883,512	5,598,551
Accrued sales deduction and allowance	1,289,020	1,360,033
Accrued general and administrative costs	1,419,759	708,042
Accrued legal	810,049	420,781
Accrued royalty	310,185	178,255
Total accounts payable and accrued expenses	$21,838,342	$21,952,048

10.	Common Stock

As of March 31, 2020 and December 31, 2019, the Company was authorized to issue 83,750,000 shares of common stock.

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

11.	Accumulated Other Comprehensive Loss

The changes in accumulated balances for each component of other comprehensive loss are as follows:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$28,171	$(56,559)
Other comprehensive income before reclassification	570,713	25,074
Amounts reclassified from accumulated other comprehensive loss*	—	4,324
Total other comprehensive income	570,713	29,398

Balance at end of period	$598,884	$(27,161)

*Amounts reclassified are included in other income in the Condensed Consolidated Statements of Operations.

12.	Product revenue, Net

As of March 31, 2020, the Company’s sole source of product revenue has been from sales of ELZONRIS. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020:

		March 31, 2020
	Government Rebates	Product Returns	Commercial Co-payment Assistance Programs	Distribution Fees	Total
Beginning balance at December 31, 2019	$578,115	$758,810	$129,862	$333,289	$1,800,076
Provision related to sales in the current year	960,428	15,970	—	277,196	1,253,594
Adjustments related to prior period sale	—	—	—	—	—
Credits and payments made	(876,793)	(171,010)	—	(308,800)	(1,356,603)
Ending balance at March 31, 2020	$661,750	$603,770	$129,862	$301,685	$1,697,067

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

The following table presents the Company’s net revenue by major geographic region for the periods presented:

	Three Months Ended March 31,
	2020	2019
United States	$7,318,026	$5,048,590
Europe	1,554,608	—
Total product revenue, net	$8,872,634	$5,048,590

13.	Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Basic and diluted net loss per common share calculation:
Net loss	$(21,293,505)	$(27,407,266)
Basic and diluted weighted-average common shares	47,674,613	37,550,931
Basic and diluted net loss per share	$(0.45)	$(0.73)

The difference between basic and diluted weighted-average common shares generally results from the assumption that dilutive stock options outstanding were exercised and dilutive restricted stock has vested. For the three-month periods ended March 31, 2020 and 2019, the Company reported a loss from operations and therefore, all potentially dilutive stock options and restricted stock as of such date were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. The total shares of stock options and restricted stock that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted net loss per share because their affect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
	2020	2019
Restricted stock awards	4,363,268	3,582,612
Restricted stock units	97,076	—
Options outstanding	2,722,695	3,535,018
Total	7,183,039	7,117,630

14.	Grant Income

In October 2013, the Company entered into a contract with the the Leukemia and Lymphoma Society (“LLS”) whereby LLS agreed to provide funding to the Company not to exceed $3.5 million. LLS is a national voluntary health organization that, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. In consideration of funding by LLS and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company may be required to pay LLS a cash multiple on the LLS funding, less any amount the Company contributes to LLS to support the Company’s preclinical and clinical development activities to bring ELZONRIS to commercialization. Through March 31, 2020, we have received the full $3.5 million based on milestones achieved. The Company is required to make a one-time payment upon regulatory approval and commercialization of ELZONRIS. Additionally, the Company is required to make payments based on achievement of specific sale-based commercial milestones. The total amount payable by the Company to LLS will not exceed three (3) times the amount of net funding received from LLS of $2.9 million. The Company may terminate the license for any or no reason upon 60 days advance written notice to LLS. If either party breaches a material obligation under the agreement and such obligation is not cured within a specified period of time following written notice from the other party, the nonbreaching party may terminate the agreement upon an additional written notice. As of March 31, 2020, we have paid $4.4 million pursuant to the agreement as funding for the education program to increase awareness of BPDCN. During the three months ended March 31, 2020, an additional $1.5 million liability was recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet, as the Company met a new sales-based commercial milestone payable to LLS under this agreement within sixty days of achieving this milestone.

15.	Income Taxes

The Company recorded $33,746 income tax expense related to income taxes due in foreign jurisdictions for the three-month period ended March 31, 2020 and $3,694 income tax benefit related to intraperiod tax allocations for the three-month period ended March 31, 2019. The Company does not currently have the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The Company files income tax returns in the United States, the State of New York, Switzerland and the Netherlands. The Company currently has no ongoing audits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. As of March 31, 2020, the Company has recorded additional deferred tax assets, within the United States, which are fully offset by a valuation allowance. Realization of the deferred tax assets, within the United States, are dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully utilize its deferred income tax benefits against future income is uncertain.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  At this time, the Company does not believe that the CARES Act will have a material impact on the Company’s income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

16.	Stock-Based Compensation

The Company’s 2016 Stock Equity Incentive Plan (the “2016 Plan”) was adopted by the board of directors and approved by the stockholders in May 2016. The 2016 Plan authorizes the Company to grant up to 1,812,932 shares of common stock to eligible employees, directors, and non-employee consultants and advisors to the Company. Under the provisions of the 2016 Plan, no option will have a term in excess of 10 years. In 2017, the Company’s stockholders approved an increase of 1,200,000 shares authorized under the 2016 Plan and another increase of 2,900,000 shares authorized in 2018. An amendment was also approved by the stockholders at the 2019 Annual Meeting to increase the authorized shares under the 2016 plan by an additional 2,500,000 shares.

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

As of March 31, 2020, there were 426,210 shares of common stock available for future grants under the 2016 Plan.

The following table summarizes stock-based compensation related to the above plans by expense category for the three-month periods ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$55,000	$—
Research and development	1,554,792	3,050,502
Selling, general and administrative	2,850,982	4,100,033
Total stock-based compensation recorded to income before taxes	4,460,774	7,150,535
Stock-based compensation expense capitalized in inventory	22,000	55,557
Total stock-based compensation expense	$4,482,774	$7,206,092

Stock Options

The Company grants stock options to employees, directors and non-employee consultants, with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a four-year period from date of grant or if vesting based on market condition, awards vest based on the derived service period which is the estimated period of time that would be required to satisfy the market condition. Options granted to directors vest in equal yearly installments over a three-year period from the date of grant. Options may be granted to directors on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options granted to employees and directors is charged against operations using the straight-line attribution method between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The weighted-average key assumptions used in determining the fair value of options granted for the three-month periods ended March 31, 2020 and 2019, respectively are as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average volatility	64.81%	66.47%
Weighted-average risk-free interest rate	1.64%	2.59%
Weighted-average expected term in years	6.26	6.26
Dividend yield	—	—

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

For the three-month period ended March 31, 2020, the Company issued 10,965 shares of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of approximately $24,233. As of March 31, 2020, there was approximately $3.7 million of unrecognized compensation cost related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 2.23 years.

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,026,401	$10.39
Options granted	9,000	6.97
Options exercised	(10,965)	2.21
Options forfeited	(301,741)	2.61
Outstanding at March 31, 2020	2,722,695	$11.27	5.48	$892,783
Options exercisable at March 31, 2020	2,222,783	$10.67	4.84	$892,783

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2020 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The following table summarizes the activity related to the Company’s restricted stock for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	3,002,584	$11.37
Shares granted	2,123,554	6.86
Shares vested	(746,466)	10.14
Shares forfeited	(16,404)	15.11
Outstanding at March 31, 2020	4,363,268	$9.37

For the three-month period ended March 31, 2020, the Company granted 2,123,554 shares of restricted stock at a weighted-average grant date fair value of $6.86 per share amounting to approximately $14.6 million in total aggregate fair value. As of March 31, 2020, 4,363,268 shares remained unvested and there was approximately $35.8 million of unrecognized compensation cost related to restricted stock which is expected to be recognized over a remaining weighted-average period of approximately 1.91 years. The total fair value of restricted stock vested during the three-month periods ended March 31, 2020 and 2019 was approximately $7.6 million and $6.0 million, respectively.

In the event a modification is made to an equity award after the grant date, the Company records a change in stock-based compensation expense equal to the incremental fair value of the equity award immediately subsequent to the modification as compared to the fair value of the equity award immediately preceding the modification. During 2020, the Company modified certain outstanding equity award held by an employee. These modifications will result in incremental compensation cost of $0.2 million.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to its employees. RSUs are recorded as deferred compensation and charged against income on a straight-line basis over the vesting period, usually four years in duration. Compensation cost for RSUs are based on the grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of units awarded.

The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2019	93,000	$12.71
Shares granted	26,076	6.88
Shares vested	—	—
Shares forfeited	(22,000)	14.88
Outstanding at March 31, 2020	97,076	$10.65

For the three months ended March 31, 2020, the Company granted 26,076 shares of RSUs at a weighted-average grant date fair value of $6.88 per share amounting to approximately $0.2 million in total aggregate fair value. As of March 31, 2020, 97,076 shares remained unvested and there was approximately $1.2 million of unrecognized compensation cost related to restricted stock units which is expected to be recognized over a remaining weighted-average period of approximately 3.24 years. There were no RSUs vestings during the three months ended March 31, 2020.

Performance Share Awards

On August 2018, the FDA accepted the Company’s Biologics License Application, or BLA, for ELZONRIS for the treatment of BPDCN, in adults and in pediatric patients two years and older. As a result of the approval, the underlying performance condition associated with the performance share awards, or PSAs, were met. The Company recognized approximately $0 and $0.2 million of stock compensation expense related to the PSAs for three-month period ended March 31, 2020 and March 31, 2019, respectively.

In addition, ELZONRIS received FDA approval on December 21, 2018 for the treatment of patients with BPDCN. As a result of the approval, the underlying performance condition associated with the PSAs were met and the Company recognized approximately $0.4 million and $2.5 million of stock compensation expense related to the PSAs for the three-month period ended March 31, 2020 and March 31, 2019, respectively.

For awards with performance conditions, such as obtaining regulatory approval on a developed product, capital raises, a change in control or a sale of the company, no expense is recognized, and no measurement date can occur, until the occurrence of the event is probable.

Awards Granted to Non-Employee Consultants

The Company grants stock options, restricted stock, and unrestricted stock to non-employee consultants. The Company measures the fair value of stock-based awards issued to non-employees and records expense over the requisite service period. Total compensation cost charged against operations related to stock-based awards granted to non-employee consultants was approximately $0.1 million and $0.2 million for the three-month periods ended March 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan

In September 2015, the Company adopted its 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 2015 ESPP, the Company will grant rights to purchase shares of common stock under the 2015 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2015 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. The Company recorded approximately $55,028 and $24,853 of compensation expense for the three months ended March 31, 2020 and 2019, respectively, related to participation in the 2015 ESPP.

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

Under the Company’s research and development and/or license agreements, if the Company were to achieve certain milestones, primarily late stage clinical trial events, marketing approval, and sales, the Company could be required to pay up to a total of $375.6 million in future periods. As of March 31, 2020, the Company has paid or accrued $9.2 million in payments pursuant to such agreements. If a product candidate under such agreements were to receive marketing approval, royalty payments, largely single digit, are payable on commercial sales of certain products.

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

Contractual Agreements

The Company has entered into contracts with a pharmaceutical drug substance manufacturer over the past seven years totaling $38.7 million, with services to be rendered on some of these agreements through 2020. From inception through March 31, 2020, the Company has received and paid for services relating to these agreements in the amount of $33.2 million. In addition, the Company has a commercial supply agreement with a vendor in which the Company is required to manufacture at least one batch during 2020.

The Company has agreements in place with contract research organizations, or CROs, in connection with its clinical programs. The Company’s total expenditures in the future would be approximately $0.7 million assuming the successful advancement of its programs.

Agreement with the Leukemia and Lymphoma Society

In October 2013, the Company entered into a contract with the LLS. LLS is a national voluntary health organization which, among other activities, encourages and sponsors research relating to blood cancers to develop therapies to cure or mitigate these diseases. To further its mission, LLS provides research funding to entities that can demonstrate, after LLS’s review process, that their proposed research projects have scientific promise to advance LLS’s effort to find treatments and cures for blood cancers and their complications. LLS agreed to provide funding to the Company not to exceed $3.5 million to fund the Company’s development program related to the Company’s preclinical and clinical product development activities. Through March 31, 2020, the Company has received $3.5 million based on milestones achieved.

For the three-month period ended March 31, 2020, the Company recorded expense of approximately $1.5 million relating to the achievement of a post-approval milestone.

Contingencies

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

18.	Subsequent Events

Agreement and Plan of Merger

On May 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berlin-Chemie AG, a company formed under the laws of Germany (“Berlin-Chemie”), and Mercury Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Berlin-Chemie (“Purchaser”). A. Menarini - Industrie Farmaceutiche Riunite S.r.l, a company formed under the laws of Italy, is the ultimate parent of Berlin-Chemie and Purchaser (together, the “Menarini Group”). Purchaser will merge with and into Stemline and Stemline will continue as the surviving entity and become a private, wholly-owned subsidiary of Berlin-Chemie AG (the “Merger Transaction”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) no later than May 15, 2020 to acquire all of the outstanding shares of common stock of Stemline, $0.0001 par value per share (the “Shares”), at an offer price of (i) $11.50 per Share, net to the seller in cash, without interest (the “Cash Amount”), plus (ii) one contingent value right per Share (a “CVR”). Each CVR represents the right to receive (i) $1.00 in cash or (ii) for each Share subject to a stock option with an exercise price above $11.50 but below $12.50, the amount in cash equal to the excess of $12.50 over the per Share exercise price of such stock option (the “Milestone Payment”), which shall be payable upon the first sale by or on behalf of Stemline for use or consumption by the general public of ELZONRIS for the treatment of adult patients with BPDCN in the United Kingdom, France, Spain, Germany, or Italy after approval by the European Commission of a marketing authorization application in the European Union through the centralized procedure (the “Milestone”). If the Milestone is not achieved on or before December 31, 2021, the Milestone Payment will not be payable.

Purchaser’s obligation to purchase the Shares tendered in the Offer is conditioned, among other things, upon the valid tender of a majority of the total number of Shares outstanding at the time of the expiration of the Offer and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Offer will initially expire at one minute after 11:59 p.m. Eastern Time 20 business days following the commencement of the Offer, unless otherwise agreed to in writing by Berlin-Chemie and Stemline.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2019, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, to which the reader is directed for additional information.

Overview

We are a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing oncology therapeutics. ELZONRIS® (tagraxofusp-erzs) was approved by the U.S. Food and Drug Administration, or FDA, in December 2018 for the treatment of adult and pediatric patients, two years and older, with blastic plasmacytoid dendritic cell neoplasm, or BPDCN. ELZONRIS is the first treatment approved for BPDCN and the first approved CD123-directed therapy. In addition, we are also assessing ELZONRIS, as both single agent and in combination, in a variety of other indications including Phase 1 and 2 clinical trials in chronic myelomonocytic leukemia, or CMML, myelofibrosis, or MF, multiple myeloma, or MM, and acute myeloid leukemia, or AML, with additional trials planned including a CD123+ all-comers trial.

We are also advancing a pipeline of additional novel therapeutic candidates, including felezonexor (SL-801), an oral small molecule XPO-1 inhibitor currently in an ongoing Phase 1 trial of patients with advanced solid tumors, SL-901, a kinase inhibitor currently in investigational medicinal product dossier, or IMPD, enabling studies, and SL-1001, an oral small molecule RET (rearranged during transfection) kinase inhibitor currently in investigational new drug, or IND, directed studies intended for patients with a variety of genetically-defined malignancies.

Merger Agreement

On May 3, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berlin-Chemie AG, a company formed under the laws of Germany (“Berlin-Chemie”), and Mercury Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Berlin-Chemie (“Purchaser”). A. Menarini - Industrie Farmaceutiche Riunite S.r.l, a company formed under the laws of Italy, is the ultimate parent of Berlin-Chemie and Purchaser (together, the “Menarini Group”). Purchaser will merge with and into Stemline and Stemline will continue as the surviving entity and become a private, wholly-owned subsidiary of Berlin-Chemie AG (the “Merger Transaction”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) no later than May 15, 2020 to acquire all of the outstanding shares of common stock of Stemline, $0.0001 par value per share (the “Shares”), at an offer price of (i) $11.50 per Share, net to the seller in cash, without interest, plus (ii) one contingent value right per Share (a “CVR”). Each CVR represents the right to receive the (i) the $1.00 in cash or (ii) for each Share subject to a stock option with an exercise price above $11.50 but below $12.50, the amount in cash equal to the excess of $12.50 over the per Share exercise price of such stock option (the “Milestone Payment”), which shall be payable upon the first sale by or on behalf of Stemline for use or consumption by the general public of ELZONRIS for the treatment of adult patients with BPDCN in the United Kingdom, France, Spain, Germany, or Italy after approval by the European Commission of a marketing authorization application in the European Union through the centralized procedure. If the Milestone is not achieved on or before December 31, 2021, the Milestone Payment will not be payable.

Purchaser’s obligation to purchase the Shares tendered in the Offer is conditioned, among other things, upon the valid tender of a majority of the total number of Shares outstanding at the time of the expiration of the Offer and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Offer will initially expire at one minute after 11:59 p.m. Eastern Time 20 business days following the commencement of the Offer, unless otherwise agreed to in writing by Berlin-Chemie and Stemline.

FDA-approved product

ELZONRIS

ELZONRIS, a targeted therapy directed to CD123, was approved by the FDA for the treatment of BPDCN in adult and pediatric patients two years and older, and is commercially available in the United States. The ELZONRIS label contains a boxed warning for capillary leak syndrome, or CLS, which may be life-threatening or fatal and physicians are advised to monitor for signs and symptoms of CLS and take actions as recommended in the full prescribing information.

BPDCN, formerly known as blastic NK-cell lymphoma, is an aggressive, orphan hematologic malignancy with historically poor outcomes. BPDCN may present with features similar to, and can be mistaken for, certain diseases including AML, non-Hodgkin’s lymphoma, or NHL, acute lymphoid leukemia, or ALL, myelodysplastic syndrome, or MDS, and CMML, and other malignancies including those with skin manifestations as well as certain or nonmalignant cutaneous conditions. BPDCN typically presents in the bone marrow and/or skin, and may also involve lymph nodes and viscera. The diagnosis of BPDCN is based on the immunophenotypic diagnostic triad of CD123, CD4, and CD56, as well as other markers including TCL-1.

In January 2019, Stemline submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, seeking approval of ELZONRIS for the treatment of adult patients with BPDCN. The application is being reviewed on a standard timeline under the centralized procedure, and we continue to interact with the EMA regarding the application. A scientific advisory group, or SAG, meeting to discuss clinical data of tagraxofusp in patients with BPDCN was held on March 5th, 2020. We are currently preparing our responses to the day 180 list of questions, and anticipate a possible oral examination in front of the Committee for Medicinal Products for Human Use, or CHMP, in mid-2020.

In addition, Stemline has instituted a global Early Access Program, or EAP, whereby physicians may seek access to Stemline’s investigational medicine outside of a clinical trial and/or before it is commercially available.

ELZONRIS – Market Expansion Efforts

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

As such, we are seeking to broaden the commercial potential of ELZONRIS through ongoing clinical trials in additional indications including CMML, myelofibrosis, or MF, multiple myeloma, or MM, and acute myeloid leukemia, or AML, and potentially others.

Chronic Myelomonocytic Leukemia (CMML)

At the 2019 European Hematology Association, or EHA, and American Society of Clinical Oncology, or ASCO, annual conferences, we reported Phase 1/2 data from 23 patients with relapsed/refractory CMML who received ELZONRIS as a monotherapy in Stage 1 (lead-in, dose escalation stage) and Stage 2 (expansion stage). A new Stage 3a cohort is currently enrolling patients.

In Stage 1, ELZONRIS at 12 mcg/kg/day for 3 days every 3-6 weeks was the highest tested dose for CMML, and a maximum tolerated dose, or MTD, was not reached. In Stage 2, patients are receiving ELZONRIS at 12 mcg/kg/day for three (3) days every 3-6 weeks.

Median age was 69 years (range: 42-80); 83% were male. 52% (12/23) of patients had baseline splenomegaly by physical examination (measured in centimeters that spleen was palpable below the left costal margin). The most common treatment-related adverse events, or TRAEs, were hypoalbuminemia (35%), thrombocytopenia (30%), vomiting and nausea (each 26%), and anemia (22%). There were 3 cases of capillary leak syndrome; all three cases were grade 2. The most common TRAEs, grade 3+, were thrombocytopenia (30%), anemia (17%), and nausea (4%).

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

Myelofibrosis (MF)

At the 2019 American Society of Hematology, or ASH, annual conference in December 2019, the ELZONRIS Phase 1/2 data was the subject of an oral presentation by our principal investigators. The presentation included data from 29 patients with relapsed/refractory MF who received ELZONRIS in Stage 1 (lead-in, dose escalation stage) and Stage 2 (expansion stage). Stage 1 has completed enrollment, and Stage 2 has been expanded and is ongoing, with patient enrollment and follow up continuing. In Stage 1, ELZONRIS at 12 mcg/kg/day was the highest tested dose for MF, and an MTD was not reached. In Stage 2, patients are receiving ELZONRIS at 12 mcg/kg/day for three (3) days every 3-6 weeks.

Median age was 69 years (range: 54-87); 52% were female. 79% (23/29) of patients had baseline splenomegaly by physical examination (measured by spleen that is palpable >5 cm below costal margin). In Stage 1, no dose limiting toxicities, or DLT, were identified and a MTD was not reached. The most common TRAEs were alanine aminotransferase levels increased, headache and hypoalbuminemia (each 17%).

The most common TRAEs, grade 3+, were anemia (14%), thrombocytopenia (7%) and fatigue (3%). There was also one case of CLS which was grade 3.

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

We continue to enroll patients with relapsed/refractory MF, and have expanded the trial to increased enrollment and add additional sites, in order to further elucidate the safety and efficacy profile of ELZONRIS in this patient population, including in patient subsets with monocytosis, thrombocytopenia and CD123 expression. By the end of 2020, we expect to provide updates on this cohort, including potential registration pathways in MF.

Multiple Myeloma (MM)

ELZONRIS, in combination with pomalidomide and dexamethasone, was assessed in a Phase 1/2 clinical trial in relapsed/refractory multiple myeloma.

At the 2019 ASH annual conference in December 2019, we presented preliminary Phase 1/2 data from 9 patients with relapsed/refractory multiple myeloma who received ELZONRIS in combination with pomalidomide and dexamethasone. The median age was 65 (range: 57-70); 56% were male. The median number of prior systemic therapies was 3 (range: 2-6), with all patients having previously received dexamethasone, bortezomib, and lenalidomide. The most common grade 1/2 TRAEs included hypoalbuminemia (67%), chills, insomnia, nausea, and pyrexia (each 56%), dizziness, and headache (each 44%). The most common grade 3+ TRAEs were thrombocytopenia (44%), neutropenia (33%), and hypophosphatemia (22%). There was one case of capillary leak syndrome which was grade 2.

Notably, five patients achieved partial responses, or PRs, along with decreases in plasmacytoid dendritic cell, or pDC, levels while on treatment. The presence of pDCs, which is the cell of origin of BPDCN, has been linked with myeloma growth and aggressiveness. These patients also experienced decreased levels of myeloma-related laboratory assessed values after 1 cycle of treatment with ELZONRIS combined with pomalidomide and dexamethasone.

Given the promising early results, and the strong scientific rationale, potential avenues for further development in this indication are currently under consideration. These include new patient populations, combination with daratumumab, and/or novel agents such as XPO1 inhibitors.

Acute Myeloid Leukemia (AML)

An investigator-sponsored trial of ELZONRIS in combination with azacitidine and venetoclax is currently being evaluated in the dose escalation stage of a Phase 1/2 trial of patients with relapsed/refractory AML, first-line AML who are unfit for chemotherapy, or high-risk MDS. CD123 expression will be assessed. The trial is enrolling and data updates are expected later this year and on into next year.

Additional trials and potential indications for ELZONRIS

A Phase 1/2 trial for ELZONRIS as a maintenance therapy, post-stem cell transplantation, in patients with BPDCN is open for enrollment. We expect to provide further program updates later this year and on into next year.

Additional planned trials include ELZONRIS as monotherapy or in combination with other agents in a basket of CD123 + malignancies which may include ALL, hairy cell leukemia, Hodgkin’s disease, and certain other lymphomas, as well as ELZONRIS trials in combination with other agents in patients with CMML and in trials in patients with CD123+ or BPDCN-like AML.

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

In September 2019, we provided an update at the European Society of Medical Oncology, or ESMO, Congress 2019 in Barcelona, Spain. Results from 52 heavily pre-treated solid tumor patients (~90% were third line or greater) with a wide spectrum of solid tumors, including gastrointestinal, breast, lung, neuroendocrine, ovarian, and others were presented. Schedule A was amended to Schedule B in an effort to improve tolerability while maintaining dose intensity. In Schedule B (n=7), one patient experienced grade 3 weakness. As such, the 75mg cohort was expanded and is being evaluated. The most common TRAEs were nausea (69%), vomiting (53%), fatigue (44%), decreased appetite (24%), and diarrhea (22%), and the most common TRAEs, grade 3 or higher, were nausea (9%), diarrhea and fatigue (4%) and vomiting (2%).

A PR of duration 18+ weeks, was achieved with single agent felezonexor in a fourth line patient with KRAS-positive, microsatellite stable, or MSS, colorectal cancer. The PR (based on RECIST 1.1 criteria) was reported after two cycles of felezonexor (70mg then 65mg due to elevated creatinine), with the patient demonstrating serial reductions in the two target lesions (liver and spleen).

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

SL-1001

SL-1001 is an oral, selective small molecule RET (rearranged during transfection) kinase inhibitor. Genetic alterations in the RET kinase have been found in a diverse range of cancers. We believe RET kinase represents a clinically validated target in multiple oncology indications. In March 2019, we in-licensed this preclinical drug candidate from the CRT Pioneer Fund. The molecule was rationally designed by scientists at Cancer Research UK Manchester Institute (United Kingdom), and has demonstrated potent, selective, preclinical anti-cancer activity, both in vitro and in vivo, in RET-driven tumor models. IND enabling studies are ongoing, and we expect to initiate clinical studies of SL-1001 in 2021.

SL-901

SL-901 is an oral, small molecule kinase inhibitor. In December 2017, we in-licensed this drug candidate from UCB Biopharma SPRL. Prior to in-licensing, the agent had demonstrated preclinical activity in several tumor types, and was evaluated in an abbreviated Phase 1 clinical trial in Europe. A PR was reported in one patient with advanced lung cancer. Neither a dose-limiting toxicity nor a maximum tolerated dose was reached in the trial and we believe further dose escalation is possible and warranted. We are currently conducting IMPD enabling studies in anticipation of a regulatory re-filing in order to restart clinical trials.

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

Financings

We have devoted substantially all of our resources to the preclinical and clinical development of our product and product candidates, the design and implementation of our regulatory strategy for our Biologics License Application, or BLA, and MAA filings, preparation for launch and commercialization of our approved product, launching and commercializing our approved product, manufacturing our product and product candidates, strengthening and building our intellectual property portfolio, conducting investor relations, raising capital, providing general and administrative support for these operations, and the execution of our business plan. We have funded our operations primarily through public sales of common stock to our investors. With the U.S. commercial launch of ELZONRIS currently underway, we have begun partially funding our operations through net product revenues.

From inception through March 31, 2020, we have received net proceeds of $446.6 million from the sale of common stock.

We have never been profitable and our net loss from operations for the three months ended March 31, 2020 and 2019 was $21.3 million and $27.4 million, respectively. We expect to incur significant expenses. We expect our expenses to trend higher in connection with our ongoing activities, particularly as we advance our product candidates through preclinical activities and clinical trials to seek regulatory approval and, if approved, commercialize such product candidates. Accordingly, we may need additional financing to support our continuing operations. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

Research and Development Expenses

The following table shows our research and development expenses for the three-month periods ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
ELZONRIS	$5,184,440	$9,116,428
Other product candidates	1,394,204	1,722,290
Personnel expenses	4,125,879	5,550,846
Other expenses	838,793	564,258
Total research and development expenses	$11,543,316	$16,953,822

Research and development expenses consist of costs associated with the development of our product candidates and our platform technology, which include:

•	clinical trial costs;

•	chemistry, manufacturing and controls, or CMC, related costs, particularly as they relate to process characterization and validation expenses for ELZONRIS as required to support BLA submission requirements;

•	nonclinical costs;

•	regulatory costs, including BLA related expenses;

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense, and consultant costs;

•	costs associated with work contracted and conducted by third-party contract research organizations, or CROs, CMOs, academic institutions and consultants; and

•	license fees and milestone payments related to in-licensed products and technology.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents, and short-term investments. Our primary investment is in 100% U.S. Treasury and Agency securities and related money market funds coupled with FDIC-insured bank certificates of deposits.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, there have been no changes to those policies.

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

Product Revenue, Net

We have obtained marketing approval from FDA to sell ELZONRIS in the United States market. We sell ELZONRIS in the U.S. to our customer through its title distribution channel. The customer subsequently resells ELZONRIS to a limited number of specialty distributors who, in turn, distributes ELZONRIS to specialty hospitals. We recognize revenue on sales of ELZONRIS when our customer obtains control of the product, which occurs at a point in time (typically upon delivery). We also sell ELZONRIS to one customer internationally through a title distribution model. The international customer subsequently resells and distributes ELZONRIS outside of the U.S. directly to hospitals in certain countries that participate in the early access program (EAP) in place as of March 31, 2020. Product revenues are recorded at the wholesale acquisition costs, net of applicable reserves for variable consideration. Components of variable consideration include government rebates, product returns, commercial co-payment assistance programs, and distribution service fees. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer and right of offset exists) or a current liability (if the amount is payable to a party other than a Customer). Overall, these reserves reflect our best estimates of the amount of consideration against product revenue that has been recognized. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under contracts will not occur in a future period. Our analyses contemplate the application of the constraint in accordance with ASC 606. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which will affect net product revenue and earnings in the period such variances become known.

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

Accounts Receivable, Net

Accounts receivable, net primarily relates to amounts due from our customer, net of applicable revenue reserves. We analyze accounts that are past due for collectability and provides an allowance for receivables when collection becomes doubtful. Given the nature and limited history of collectability of our accounts receivable, an allowance for doubtful accounts is not deemed necessary at March 31, 2020.

Inventories, Net

We capitalize inventory costs associated with the manufacturing of ELZONRIS after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. The majority of manufacturing costs for ELZONRIS units recognized as revenue during the three months ended March 31, 2020 were expensed to research and development prior to FDA approval on December 21, 2018. We expect that our cost of goods sold as a percentage of net product revenue will increase during the second half of 2020 as future ELZONRIS units to be sold were manufactured after FDA approval and capitalized into inventory on the balance sheet.

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

Foreign Currency

The functional currency of our international subsidiaries is generally the Euro. We translate the financial statements of our international subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenue, costs and expenses. We record translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included within other expense, net in the consolidated statements of operations.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” for our discussion about adopted and pending recent accounting standards.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Product revenue, net. We began commercial sales of ELZONRIS within the U.S., in January 2019, following receipt of FDA marketing approval on December 21, 2018. For the quarter ended March 31, 2020, we recorded $8.9 million of product net revenue compared with $5.0 million for the quarter ended March 31, 2019, an increase of $3.9 million. The higher product net revenue resulted primarily from an increase in BPDCN patients treated with ELZONRIS. As the COVID-19 virus is a new phenomenon that we and the entire healthcare sector is dealing with, we believe it is still too early to predict the impact it will have on future net product revenue of ELZONRIS. COVID-19 could impact how we market and promote ELZONRIS and we are constantly re-evaluating our promotional tactics to adapt to the current marketplace.

Costs of goods sold. Cost of goods sold for the first quarter of 2020 was $0.6 million as compared to $0.1 million for the first quarter of 2019. The increase in cost of goods sold was primarily due to higher product net revenue during the quarter ended March 31, 2020 versus the prior year similar period. Additionally, the higher product costs were driven by increase stability costs incurred relating to drug product inventory.

Research and development expense. Research and development expense was $11.5 million for the quarter ended March 31, 2020, compared with $17.0 million for the quarter ended March 31, 2019, representing a decrease of $5.5 million. The majority of the lower costs were primarily driven by a $4.4 million expense recorded in the quarter ended March 31, 2019 relating to a milestone payment payable to the Leukemia and Lymphoma Society, following FDA approval of our BLA for ELZONRIS and first commercial sale. Additionally, the quarter ended March 31, 2019 included higher expenses related to non-cash stock-based compensation expense resulting from the vesting of performance-based equity awards and the manufacturing of ELZONRIS engineering batches for utilization in clinical trials.

Selling, general and administrative expense. Selling, general and administrative expense was $18.5 million for the quarter ended March 31, 2020, compared with $16.0 million for the quarter ended March 31, 2019, representing an increase of $2.5 million. The increase in costs were primarily attributable to ongoing U.S. launch expenses for ELZONRIS and pre-launch ELZONRIS-related costs in support of a potential regulatory approval and launch in the EU.

Interest income. Interest income was $0.6 million for the quarter ended March 31, 2020, compared with $0.5 million for the quarter ended March 31, 2019, representing an increase of $0.1 million. The increase was primarily due to higher average cash and investment balances during 2020 as compared to the prior year.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2020, our cash, cash equivalents and short-term investments totaled $151.5 million. We primarily invest our cash, cash equivalents, and short-term investments in U.S. Treasury and Agency securities and related money market funds and FDIC-insured bank certificates of deposit, with the balance in commercial bank operating accounts. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next two years.

We have financed our operations to date primarily through proceeds from public sales of common stock via our 2013 initial public offering, or IPO, and subsequent follow-on public offerings. Since inception through March 31, 2020, we received net proceeds of $446.6 million from these offerings. We expect our operations to be partially funded in the future by cash inflows from revenues from ELZONRIS. We generated $8.9 million of net product revenues from ELZONRIS for the three months ended March 31, 2020. We have incurred losses and generated negative cash flows from operations since inception.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(13,773,474)	$(22,137,027)
Net cash provided by (used in) investing activities	29,252,837	(49,629,151)
Net cash provided by financing activities	215,378	86,337,021
Exchange rate changes	(25,500)	—
Net increase in cash and cash equivalents	$15,669,241	$14,570,843

Operating activities. The use of cash in all periods resulted primarily from our net losses adjusted for stock-based compensation expense, non-cash depreciation expense and changes in the components of working capital. The net cash used in operating activities during the three months ended March 31, 2020 and 2019 resulted from research and development expenses as we continue our clinical trial activities relating to ELZONRIS, SL-801, and SL-701, as well as preclinical work related to SL-1001 and SL-901. Additional research and development costs also include CMC-related expenses for the manufacture of drug substance and drug product for our product candidates in development. Our cash from operating activities was also effected by the manufacturing of commercial drug product during the three-month period ended March 31, 2020. We also utilized a significant level of cash from our operating activities to support our commercial organization with selling and marketing activities relating to the launch of ELZONRIS in the U.S.

Investing activities. The net cash provided by and used in financing activities for the three months ended March 31, 2020 and 2019, respectively, reflects purchases and redemptions of short-term investments within our U.S. Treasury-related investment and bank certificate of deposit portfolios, net of maturities.

Financing activities. The net cash provided by financing activities for the three months ended March 31, 2020 resulted primarily from the issuance of common stock from the ESPP and exercise of stock options. The net cash provided by financing activities for the three months ended March 31, 2019 resulted primarily from our January 2019 issuance and sale of 10,222,222 common shares via our follow-on public offering. We sold 8,888,889 shares at an offering price of $9 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 1,333,333 shares at an offering price of $9 per share. Aggregate gross proceeds from the follow-on public offering, including the exercise of the over-allotment option, were $92 million, and net proceeds received after underwriting fees and offering expenses were approximately $86.2 million.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the commercialization of our approved product, development and potential commercialization of our approved product in additional indications and/or our other product candidates, and the extent to which we may enter into collaborations with third-parties for development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with commercialization and development of our product and product candidates. Our future capital requirements will depend on many factors, including:

•	the progress and results of the ongoing and future clinical trials of our product candidates;

•	the costs of future commercialization activities, including product sales promotion, marketing, manufacturing and distribution, for our approved product or future additional regulatory approvals;

•	the scope, progress, results and costs of research and development, preclinical development, laboratory testing and clinical trials for our product candidates now or in the future;

•	the extent to which we acquire or in-license other products and technologies;

•	the costs, timing of regulatory preparation and outcome of regulatory review, in the U.S. or abroad, of our product or product candidates;

•	income, if any, received from commercial sales of our product or product candidates, should our approved product be approved in additional indications or territories or any of our candidates, beyond our currently approved product, receive marketing approval;

•	the cost of litigation with third parties, if any;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish any future collaboration arrangements on favorable terms, if at all.

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

Income Taxes

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  At this time, we do not believe that the CARES Act will have a material impact on our income tax provision for 2020.  We will continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

Tax Loss Carryforwards

As of March 31, 2020, we had net operating losses of $307.4 million for federal and $311.2 million for state purposes, which are available to reduce future taxable income in the United States. We also had federal tax credits of approximately $39.0 million, which may be used to offset future tax liabilities within the United States. The net operating loss and tax credit carryforwards will expire at various dates through 2038, except for net operating losses generated starting on January 1, 2019 and going forward, which have an unlimited life. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual utilization limitation pursuant to the change in ownership rules of Internal Revenue Code Section 382 and 383. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. At March 31, 2020, we recorded a 100% valuation allowance against our net operating loss and tax credit carryforwards, within the United States, as we believe it is more likely than not that the tax benefits will not be fully realized.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and short-term investments of $151.5 million as of March 31, 2020 and $124.4 million as of March 31, 2019, consisting of cash, U.S. Treasury and Agency securities, Treasury-related money market funds and FDIC-insured bank certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in Treasury-related debt securities and bank certificates of deposit. Our available for sale securities are subject to interest rate risk and will fall in fair market value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs and CMOs. We may be subject to fluctuations in foreign currency rates in connection with these agreements. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2020 and March 31, 2019, all of our liabilities were denominated in our functional currency.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Accounting Officer (principal financial officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

COVID-19 could impact our commercial efforts for ELZONRIS and could impact our other product candidates.

Our ability to successfully commercialize, market and sell ELZONRIS, may be impacted by the evolving COVID-19 pandemic, although we are currently unable to predict or quantify any such potential impact with any degree of certainty. To date, the pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, changes in healthcare practice approaches, other public health safety measures, and closure of our offices. As a result of these responses, our marketing, sales, medical affairs, market access, and commercial efforts are happening virtually and the progress of these preparations may be impacted by the increased reliance on work-from-home arrangements for our employees, consultants, vendors, and potential customers. If the spread of COVID-19 and the social distancing measures taken by various governments continue, the commercialization of ELZONRIS and our product candidates, or efforts we may undertake for ELZONRIS and our product candidates, may be hindered by various factors, including challenges in hiring the employees necessary to support commercialization; delays in demand due to impacts on the healthcare system and overall economy; scarcity in inpatient capacity; delays in coverage decisions from Medicare and third-party payors; restrictions on our personal interactions with physicians, hospitals, payors, and other customers; interruptions or delays in our commercial supply chain; and increases in the number of uninsured or underinsured patients.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable, which would have a material adverse effect on our business.

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

To date, we have only obtained FDA regulatory approval for one drug product, ELZONRIS, and it is possible that none of our other existing product candidates, additional indications for ELZONRIS (including, but not limited to, CMML), or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Furthermore, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Our MAA is currently under review by the European Medicines Agency, or EMA, under a standard timeline. In June 2019, we received the Day 120 List of Questions which include matters relating to clinical, non-clinical, quality, and CMC, and all stages of the clinical trials, including stage 4, which largely utilized a new lyophilized drug product. We continue to interact with the EMA regarding the application and a SAG meeting was recently held during March 2020. While we remain confident in our ability to successfully address these matters, we are in the process of evaluating our data and options and we acknowledge that there is no guarantee we will be successful attaining full approval for previously-untreated and previously-treated BPDCN, full approval for one or the other indications, conditional approval for both indications, conditional approval for one or the other indications, or approval at all.

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

The COVID-19 pandemic could have a material adverse effect on our clinical development program if the pandemic and associated government control measures continue.

The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. As a result of the COVID-19 pandemic, we may encounter delays in our clinical trials. The majority of our clinical trials involve patients with cancer or those receiving ongoing immunosuppressive therapy who may be at higher risk of infection and are thus more likely to be subject to travel restrictions and self-quarantining. We have made efforts to allow patients currently enrolled in our ongoing clinical trials to continue unimpeded and have continued to allow new patients to enroll in our trials. We remain in close contact with clinical sites, CROs, and other third-party vendors, and have implemented measures to protect the health and safety of patients involved with our trials, and to preserve the integrity of our clinical data.

Further, we may not be able to complete our clinical trials that we initiated more recently and for which we have not yet completed enrollment in the time frame that we had previously planned. In addition, the pandemic may adversely affect our ability to conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients with a higher risk of contracting COVID-19;

•	missed study visits or study procedures which could lead to an abundance of protocol deviations that have the potential to interfere with the interpretability of trial results;

•	diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including clinical trial investigators and staff;

•	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines that could interrupt key trial activities, such as clinical trial site initiations and monitoring;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages; and

•	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system.

To the extent the COVID-19 pandemic results in missed study visits or study procedures in our clinical trials, there could be an abundance of protocol deviations, which could impact the interpretability of the trial results. A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol.

We will continue to monitor the potential impact of COVID-19 on our clinical trial program, however, the full extent to which the COVID-19 pandemic may directly or indirectly impact the progress of our current and planned trials will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

We have incurred net losses from operations from our inception through March 31, 2020 of approximately $398.9 million. We do not know whether or when we will become profitable. Our losses have resulted principally from costs incurred in development and discovery activities. We anticipate that our operating losses will decrease over the next several years as we execute our strategy to commercialize ELZONRIS coupled with our plan to expand our discovery, research and development activities. We believe that our existing cash, cash equivalents, and investments, including the cash proceeds received from our follow-on public offering during the third quarter of 2019, will be sufficient to fund our operations and our capital expenditures for at least the next two years. If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third-parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all. In addition, if we do not continue to meet our diligence obligations under our license agreements for our clinical drug candidates that we have in-licensed, we will lose our rights to develop and commercialize those clinical drug candidates.

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

There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by an economic downturn, a volatile business environment or an unpredictable and unstable market. If equity and credit markets deteriorate, it may make any necessary equity, debt, or other financing more difficult to secure, more costly, more dilutive, and less favorable to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business and clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management as well as other employees, consultants and scientific and medical collaborators. As of March 16, 2020, we had 104 full-time employees, which may make us more reliant on our individual employees than companies with a greater number of employees. The loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our ongoing and future clinical trials or the commercialization and successful marketing launch of our product candidates.

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

The third parties upon whom we rely for the manufacturing, and supply of our drug product, drug substance, starting materials and intermediates for drug substances used to manufacture ELZONRIS and our product candidates are our sole source of supply, and the loss or disruption of any of these suppliers, including as a result of the COVID-19 pandemic, could significantly harm our business.

Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs, including ELZONRIS, in quantities sufficient to meet the market demand, depends in part on our ability to obtain the appropriate substances for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of our limited experience with those suppliers, our relative importance as a customer to those suppliers, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply the materials necessary for our drug product and product candidates in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our product candidates and our financial condition. In addition, if our current or future supply of any of our product candidates should fail to meet specifications during its stability program there could be a significant interruption of our supply of product, which would adversely affect the clinical development and commercialization of the product.

Although COVID-19 has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. Many states and countries continue to be, or may become, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic. While all of our suppliers have been classified as "essential services", with no reduced operations at manufacturing and research locations to date, there is no guarantee that this will remain the case in perpetuity, and despite essential services classification, the rate of spread of COVID-19 could negatively impact staff availability and result in time-limited shutdowns. We are working closely with our contract manufacturer to ensure availability of sufficient commercial supply.

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development, clinical, or commercial activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses around the world. The outbreak may result in additional or more extensive travel restrictions, closures, disruptions of businesses or facilities in affected regions around the world or lead to social, economic, political or labor instability which may impact our suppliers’ or our customers’ operations.

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

The market price of our common stock may be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering which occurred in January 2013, the price of our common stock has ranged from $3.21 per share to $47.25 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position, and results of operations.

The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, the timing and impact of changing governmental policies, natural disasters, epidemics / pandemics, such as coronavirus disease 2019 (“COVID-19”), terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including substantial fluctuations in the market price of our common stock, which could decline below current levels.

Our executive officers, directors and principal stockholders maintain the ability to exert substantial influence over all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders beneficially own shares representing approximately 43.4% of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to exert substantial influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would exert substantial influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our condensed consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Risks Related to our Proposed Merger with Berlin-Chemie AG

If the proposed merger is not completed, our business could be materially and adversely affected and our stock price could decline.

On May 3, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berlin-Chemie AG, a company formed under the laws of Germany (“Berlin-Chemie”), and Mercury Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Berlin-Chemie (“Purchaser”). A. Menarini - Industrie Farmaceutiche Riunite S.r.l, a company formed under the laws of Italy, is the ultimate parent of Berlin-Chemie and Purchaser (together, the “Menarini Group”). Purchaser will merge with and into Stemline and Stemline will continue as the surviving entity and become a private, wholly-owned subsidiary of Berlin-Chemie AG (the “Merger Transaction”).

Purchaser will commence a tender offer (the “Offer”) no later than May 15, 2020 to acquire all of the outstanding shares of common stock of Stemline, $0.0001 par value per share (the “Shares”), at an offer price of (i) $11.50 per Share, plus (ii) one contingent value right per Share (a “CVR”). Each CVR represents the right to receive (i) the $1.00 in cash or (ii) for each Share subject to a stock option with an exercise price above $11.50 but below $12.50, the amount in cash equal to the excess of $12.50 over the per Share exercise price of such stock option (the “Milestone Payment”), which shall be payable upon the first sale by or on behalf of Stemline for use or consumption by the general public of ELZONRIS for the treatment of adult patients with BDPCN in the United Kingdom, France, Spain, Germany, or Italy after approval by the European Commission of a marketing authorization application in the European Union through the centralized procedure (the “Milestone”). If the Milestone is not achieved on or before December 31, 2021, the Milestone Payment will not be payable.

Consummation of the Merger Transaction is conditioned upon Purchaser purchasing Shares tendered in the Offer which is subject to the satisfaction or waiver of a number of conditions set forth in Annex I to the Merger Agreement, including (i) Stemline shall have validly tendered Shares representing one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer; and (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Therefore, the Merger Transaction may not be completed or may not be completed as quickly as expected. If the Merger Agreement is terminated, the market price of our ordinary shares will likely decline, as we believe that our market price reflects an assumption that the Merger Transaction will be completed. In addition, our share price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger Transaction that will not be recovered if the Merger Transaction is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Purchaser a termination fee of $25.4 million. As a consequence of the failure of the Merger Transaction to be completed, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be materially and adversely affected.

The fact that there is a merger pending could have an adverse effect on our business and results of operations.

While the Merger Transaction is pending, it creates uncertainty about our future. We are subject to a number of risks that may adversely affect our business and results of operations, including:

•	the diversion of management and employee attention may detract from our ability to obtain regulatory approval for and, if approved, to successfully commercialize ELZONRIS in the European Union;

•	continuing to incur significant expenses related to the Merger Transaction;

•	the Merger Agreement restricting us from engaging in advantageous business activities outside of our ordinary course of business without Purchaser’s consent; and

•	being unable to respond effectively to competitive pressures, industry developments and future opportunities.

If the Merger Transaction occurs, our shareholders will not be able to participate in any upside to our business other than through the CVRs; if the required approval and commercialization milestone under the CVRs is not achieved, shareholders may not realize any value from the CVRs.

If the Merger Transaction occurs, our stockholders will receive one CVR per Share, which will represent the right to receive the Milestone Payment upon the first sale of ELZONRIS by or on behalf of Stemline for use or consumption by the general public for the treatment of adult patients with BPDCN in the United Kingdom, France, Spain, Germany, or Italy after approval by the European Commission of a marketing authorization application in the European Union through the centralized procedure. However, if such Milestone is not achieved on or on prior to December 31, 2021, the Milestone Payment will not be payable to stockholders and they will not receive any consideration for the CVRs they hold. Even if our business following the merger performs well, our current shareholders will not receive any additional consideration or be able to share in the increased value of our business by virtue of being equity owners.

In addition, following the Merger Transaction, our stockholders will no longer hold Shares in Stemline and they will not receive any equity of Purchaser or any entity within the Menarini Group. Consequently, our current stockholders will not be able to realize any increase in value of our business by virtue of being equity owners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report.

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated May 4, 2020, among Stemline Therapeutics, Inc., Berlin-Chemie AG and Mercury Merger Sub, Inc., filed as Exhibit 2.1 to Form 8-K on May 4, 2020 (File No. 001-35619) and incorporated herein by reference.

3.1	Amendment to Stemline's Amended and Restated Bylaws, dated May 4, 2020, filed as Exhibit 3.1 to Form 8-K on May 4, 2020 (File No. 001-35619) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2020.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020	STEMLINE THERAPEUTICS, INC.

	By:	/s/ Ivan Bergstein, M.D.
Ivan Bergstein, M.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020

	By:	/s/ David G. Gionco
David G. Gionco
Senior Vice President of Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)